Form 10-Q
period 1996-06-30
FOUR SEASONS FUND II L P
filed 1996-08-09
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                              OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                  Commission file number 0-21286

                                 THE FOUR SEASONS FUND II L.P.
                     (Exact name of registrant as specified in its charter)

                      Delaware
          (State or other jurisdiction of                 # 54-1640874
          incorporation or organization)                (I.R.S. Employer
                                                       Identification No.)

       c/o JAMES RIVER MANAGEMENT CORP.
       103 Sabot Park
       Manakin-Sabot, Virginia
       (Address of principal executive offices)

       23103
       (Zip Code)

       (804) 784-4500 Attention:  Mr. Paul Saunders
       (Registrant's telephone number, including area code)

        Formerly c/o KIDDER PEABODY FUTURES MANAGEMENT CORP.
       (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X                     No

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                              JUNE 30           MAR 31
                                                               1996              1996
                                                            ----------        ----------
     ASSETS:

         Cash                                               $        0        $        0

         Net Receivable From Commodity Broker:

            Receivable For Cash Retained                       803,953         1,021,542

            Net Unrealized Gains on                             34,537            26,749
            Open Futures Contracts

            Net Unexpired Option Premiums                      (27,000)                0

            Accrued Interest Receivable                          3,569             4,047

         U.S. Treasury Strip Securities                      5,859,581         6,183,815
            (Cost plus Accrued )                            ----------        ----------



     TOTAL ASSETS                                           $6,674,640        $7,236,153
                                                            ==========        ==========

     LIABILITIES:

            Accrued Brokerage Commissions                   $   14,274        $   47,162

            Accrued Advisory Fees                               11,034            12,088

            Accrued Sponsor Fees                                 4,172            14,001

            Other Accrued Expenses                              10,055            17,436

            Redemptions Payable                                431,601           493,686

                                                            ----------        ----------
                                                               471,136           584,374


            Minority interest in Trading Company                11,747            13,607
                                                            ----------        ----------

     TOTAL LIABILITIES                                         482,883           597,981


     PARTNERS' CAPITAL:

            General Partner  (86.7171 units - 06/30/96)         85,100            85,290
                             (86.7171 units - 03/31/96)
            Limited Partners (6,222.7129 units - 06/30/96)   6,106,659         6,552,882
                             (6,662.5168 units - 03/31/96)
                                                            ----------        ----------

     TOTAL PARTNER'S CAPITAL                                 6,191,759         6,638,172

                                                            ----------        ----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL               $ 6,674,642       $ 7,236,153
                                                            ==========        ==========

     PARTNERSHIP UNITS OUTSTANDING                          6,309.4300        6,749.2339
                                                            ==========        ==========

     NET ASSET VALUE PER PARTNERSHIP UNIT                  $    981.35       $    983.54
                                                            ==========        ==========


     The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND MARCH 31, 1996.





                                                                                 Three months           Three months
                                                                                 ended 6/30/96          ended 3/31/96
REVENUES
        Trading Profit (Loss)
                Net realized gains (losses)                                     $   (27,416)            $    (288,088)
                Net option premiums                                                  (6,524)                        0
                Net change in unrealized gains on open futures contracts              7,787                  (134,153)
                Net change in unexpired options                                     (27,000)                        0
                                                                                ------------            --------------
                Total Trading Results                                               (53,153)                 (422,241)

        Gain (loss) on sale of U.S. Treasury Strip Securities                        11,583                    44,422
        Unrealized gain on U.S. Treasury Strip Securities                                 0                         0
        Interest income                                                             105,070                   116,458
                                                                                ------------            --------------
                Total Revenues                                                       63,500                  (261,361)


EXPENSES
        Brokerage commissions                                                        42,736                    48,294
        Management fees                                                              16,645                    18,647
        Sponsor fees                                                                 12,497                    14,001
        Administrative expenses                                                       8,298                    10,627
                                                                                ------------            --------------
                Total Expenses                                                       80,176                    91,570
                                                                                ------------            --------------
INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                                (16,676)                 (352,931)

ALLOCATION OF MINORITY INTEREST                                                       1,860                     7,070
                                                                                ------------            --------------
NET INCOME (LOSS)                                                                   (14,816)                 (345,861)
                                                                                ============            ==============
        Limited Partners                                                            (14,626)                 (341,725)
        General Partner                                                                (190)                   (4,136)
        Net income (loss) per unit                                                   ($2.19)                  ($47.70)



The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND MARCH 31, 1996.






                                          UNITS OF
                                         PARTNERSHIP
                                          INTEREST        LIMITED PARTNERS       GENERAL PARTNER        TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 1995      7251.1800          7,674,871                  92,896        7,767,765



Capital Contributions                             -                  -                       -                -


Capital Withdrawals                       (501.9461)          (493,686)                      -         (493,686)


Capital Distributions                             -           (286,578)                 (3,469)        (290,047)


Net Income                                        -           (341,725)                 (4,136)        (345,861)
                                         ----------          ----------             -----------       ----------

PARTNERS' CAPITAL, MARCH 31, 1996        6,749.2339          6,552,883                  85,291        6,638,171


Capital Contributions                             -                  -                       -                -


Capital Withdrawals                       (439.8039)          (431,601)                      -         (431,601)


Capital Distributions                             -                  0                       0                0


Net Income                                        -            (14,626)                   (190)         (14,816)
                                         ----------          ----------             -----------       ----------

PARTNERS' CAPITAL, JUNE 30, 1996          6309.4300          6,106,659                  85,100        6,191,759
                                         ==========          ==========             ===========       ==========

NET ASSET VALUE PER PARTNERSHIP UNIT:
December 31, 1995:
  Amount                                                   $  1,071.24
  Units outstanding                                          7,251.180


March 31, 1996:
  Amount                                                   $    983.54
  Units outstanding                                         6,749.2339


June 30, 1996:
  Amount                                                   $    981.35
  Units outstanding                                          6309.4300




The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND MARCH 31, 1996.




                                                                Three months            Three months
                                                               ended 6/30/96           ended 3/31/96
       CASH FLOWS FROM OPERATING ACTIVITIES:

               Net Income                                        $   (14,816)           $  (345,861)

               Adjustments To Reconcile Net Income To
               Net Cash Used In Operating Activities:
                       Net Change In Unrealized Gains
                       On Futures Contracts                           19,213                134,153
                       Net Change In Unrealized
                       Option Premiums                                     -                      -
                       Accrued Interest From U.S. Treasury
                       Strip Securities                              (94,523)              (101,908)
                       Gain on Sale of U.S. Treasury
                       Strip Securities                              (11,583)               (44,422)

                       (Increase) Decrease In Operating Assets:
                       Net Receivable From Commodity
                       Broker For Cash Retained                      217,042                462,580
                       Net Receivable From Commodity
                       Broker For Interest Receivable                  1,025                  3,115

                       Increase (Decrease) In Operating Liabilities:
                       Accrued Brokerage Commissions                 (32,887)                11,749
                       Accrued Advisory Fees                          (1,054)                (2,036)
                       Accrued Sponsor Fees                           (9,829)                 3,398
                       Other Accrued Expenses                         (7,381)                (4,552)
                       Redemptions Payable                           (62,085)              (287,762)

                       Allocation of Income to Minority Interest      (1,860)                (7,070)
                                                                   ----------             ----------

                       Net cash (used in) provided by operating
                            activities                                16,078                167,245

       NET CASH FLOWS FROM FINANCING ACTIVITIES
                       Limited Partner Additions                           -                      -
                       Limited Partner Redemptions                  (431,601)              (493,686)
                       Partner Distributions                               0               (290,047)
                                                                   ----------             ----------
                       Net cash (used in) provided by
                          financing activities                      (431,601)              (783,733)

       NET CASH FLOWS FROM INVESTING ACTIVITIES
                       Maturity of U.S. Treasury Strip                     -                291,000
                       Sale of U.S. Treasury Strip Securities        430,341                671,349
                                                                   ----------             ----------
                       Net cash (used in) provided by investing
                          activities                                 430,341                962,349

       NET INCREASE IN CASH                                                0                      0

       CASH AT BEGINNING OF PERIOD                                         0                      0
                                                                   ----------             ----------


       CASH AT END OF PERIOD                                               0                       0
                                                                   ==========             ===========


       The Accompanying Notes Are An Integral Part Of The Financial Statements.

                                    EXHIBITS

None

                                    PART II

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE FOUR SEASONS FUND II L.P.
                                  (Registrant)

                         By    JAMES RIVER MANAGEMENT CORP.
                               (General Partner)

                         By    Robert T. Eads
                               Controller

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED June 30, 1996:

        (A)                                         JUN 30               MAR 31
                                                     1996                 1996
                                                   ---------            --------

               PARTNERS' CAPITAL                   $6,191,759        $ 6,638,172


               Partners' Capital decreased $ 446,413 due primarily to net losses on trading of futures contracts and options on futures contracts

               (realized and unrealized) of $ 53,153, capital withdrawals of

               $ 431,601 and operating expenses of $ 80,176.  The largest losses in futures trading were concentrated in the S&P 500 index, with losses also in the U.S. and foreign bond markets.  The losses in trading and operating expenses were partially offset by the appreciation in the value of the U.S. Treasury Strip Securities'

               interest income of $ 94,523, as well as realized market gains of $ 11,583 from the sale of Treasury Strip Securities.

        (B)    The U.S.Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of June 30, 1996, the market value of the U.S. Treasury Strip Securities is $ 5,922,015 and the value of said securities at cost plus accrued interest is

               $ 5,859,581 (as shown on the Combined Statement of Financial

               Condition).  As of March 31, 1996, the market value of the U.S.

               Treasury Strip Securities was $ 7,838,190 and the value of said securities at cost plus accrued interest was $ 6,183,815.