Form 10-Q
period 1996-09-30
FOUR SEASONS FUND II L P
filed 1996-11-15
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                          ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                     Yes X                             No

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)



                                                                              SEPTEMBER  30           JUNE  30
                                                                                  1996                  1996
             ASSETS:                                                         ---------------       ---------------

                      Cash                                                   $           0        $           0

                      Net Receivable From Commodity Broker:

                               Receivable For Cash Retained                        665,637              803,953

                               Net Unrealized Gains on                             150,672               34,537
                                Open Futures Contracts

                               Net Unexpired Option Premiums                       (44,025)             (27,000)

                               Accrued Interest Receivable                           2,783                3,569

                      U.S. Treasury Strip Securities                             5,578,485            5,859,581
                               (Cost plus Accrued )                           ------------         ------------



             TOTAL ASSETS                                                    $   6,353,552        $   6,674,640
                                                                              ============         ============

             LIABILITIES:

                      Accrued Brokerage Commissions                          $      15,228        $      14,274

                      Accrued Advisory Fees                                          5,268               11,034

                      Accrued Sponsor Fees                                           4,052                4,172

                      Other Accrued Expenses                                        13,209               10,055

                      Redemptions Payable                                          969,122              431,601

                                                                              ------------         ------------
                                                                                 1,006,879              471,136

                      Minority interest in Trading Company                          12,080               11,747
                                                                              ------------         ------------

             TOTAL LIABILITIES                                                   1,018,959              482,883


             PARTNERS' CAPITAL:

                      General Partner         (86.7171 units - 09/30/96)            86,637               85,098
                                              (86.7171 units - 06/30/96)
                      Limited Partners     (5252.7129  units - 09/30/96)         5,247,956            6,106,659
                                           (6,222.7129 units - 06/30/96)
                                                                              ------------         ------------

             TOTAL PARTNER'S CAPITAL                                             5,334,593            6,191,757

                                                                              ------------         ------------

             TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $   6,353,552        $   6,674,640
                                                                              ============         ============

             PARTNERSHIP UNITS OUTSTANDING                                      5,339.4300           6,309.4300
                                                                              ============         ============

             NET ASSET VALUE PER PARTNERSHIP UNIT                            $      999.09        $      981.35
                                                                              ============         ============


     The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996.


                                                                           Three months       Three months
                                                                           ended 9/30/96      ended 6/30/96
REVENUES
         Trading Profit (Loss)
                  Net realized gains (losses)                             $     (16,141)     $     (27,416)
                  Net option premiums                                             1,826             (6,524)
                  Net change in unrealized gains on open futures contracts      116,135              7,787
                  Net change in unexpired options                               (17,025)           (27,000)
                                                                           ------------       ------------
                        Total Trading Results                                    84,795            (53,153)

         Gain (loss) on sale of U.S. Treasury Strip Securities                    1,556             11,583
         Interest income                                                         98,953            105,070
                                                                           ------------       ------------
                        Total Revenues                                          185,304             63,500


EXPENSES
         Brokerage commissions                                                   39,363             42,736
         Management fees                                                         15,665             16,645
         Sponsor fees                                                            11,760             12,497
         Administrative expenses                                                  6,223              8,298
                                                                           ------------       ------------
                        Total Expenses                                           73,011             80,176
                                                                           ------------       ------------
INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                            112,293            (16,676)

ALLOCATION OF MINORITY INTEREST                                                    (333)             1,860
                                                                           ------------       ------------
NET INCOME (LOSS)                                                              $111,960           ($14,816)
                                                                           ============       ============
         Limited Partners                                                       110,421            (14,626)
         General Partner                                                          1,539               (190)
         Net income (loss) per unit                                              $17.74             ($2.19)



The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996, AND JUNE 30, 1996.



                                         UNITS OF
                                       PARTNERSHIP
                                         INTEREST       LIMITED PARTNERS         GENERAL PARTNER              TOTAL

PARTNERS' CAPITAL, MARCH 31, 1996      6,749.2339            6,552,883                  85,291               6,638,171


  Capital Contributions                         -                    -                       -                       -


  Capital Withdrawals                   (439.8039)            (431,601)                      -                (431,601)


  Capital Distributions                         -                    -                       -                       -


  Net Income                                    -              (14,626)                   (190)                (14,816)
                                       ----------            ---------                  ------               ---------

PARTNERS' CAPITAL, JUNE 30, 1996        6309.4300            6,106,659                  85,098               6,191,759
                                       ==========            =========                  ======               =========

  Capital Contributions                         -                    -                       -                       -


  Capital Withdrawals                   (970.0000)            (969,122)                      -                (969,122)


  Capital Distributions                         -                    -                       -                       -


  Net Income                                    -              110,421                   1,539                 111,960
                                       ----------            ---------                  ------               ---------

PARTNERS' CAPITAL, SEPTEMBER 30, 1996   5339.4300            5,247,956                  86,637               5,334,593
                                       ==========            =========                  ======               =========


NET ASSET VALUE PER PARTNERSHIP UNIT:

  March 31, 1996:
     Amount                           $    983.54
     Units outstanding                 6,749.2339


  June 30, 1996:
     Amount                               $981.35
     Units outstanding                  6309.4300


  September 30, 1996:
     Amount                               $999.09
     Units outstanding                  5339.4300



The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996.





                                                                           Three months         Three months
                                                                           ended 9/30/96        ended 6/30/96
    CASH FLOWS FROM OPERATING ACTIVITIES:                                  -------------        -------------

             Net Income                                                 $       111,960      $       (14,816)

             Adjustments To Reconcile Net Income To
             Net Cash Used In Operating Activities:
                      Net Change In Unrealized Gains
                        On Futures Contracts                                   (116,135)              (7,787)
                      Net Change In Unrealized
                        Option Premiums                                          17,025               27,000
                      Accrued Interest From U.S. Treasury
                        Strip Securities                                        (90,433)             (94,523)
                      Gain on Sale of U.S. Treasury
                        Strip Securities                                         (1,556)             (11,583)

                      (Increase) Decrease In Operating Assets:
                        Net Receivable From Commodity
                          Broker For Cash Retained                              138,316              217,589
                        Net Receivable From Commodity
                          Broker For Interest Receivable                            786                  478

                      Increase (Decrease) In Operating Liabilities:
                        Accrued Brokerage Commissions                               954              (32,887)
                        Accrued Advisory Fees                                    (5,766)              (1,054)
                        Accrued Sponsor Fees                                       (120)              (9,829)
                        Other Accrued Expenses                                    3,154               (7,381)
                        Redemptions Payable                                     537,521              (62,085)

                      Allocation of Income to Minority Interest                     333               (1,860)
                                                                               --------            ---------

                         Net cash (used in) provided by operating activities    484,079               16,078

    NET CASH FLOWS FROM FINANCING ACTIVITIES
                      Limited Partner Additions                                       -                    -
                      Limited Partner Redemptions                              (969,123)            (431,601)
                      Partner Distributions                                           -                    -
                         Net cash (used in) provided by financing activities   (969,123)            (431,601)

    NET CASH FLOWS FROM INVESTING ACTIVITIES
                      Maturity of U.S. Treasury Strip                                 -                    -
                      Sale of U.S. Treasury Strip Securities                    373,085              430,341
                                                                               --------            ---------
                         Net cash (used in) provided by investing activities    373,085              430,341

    NET INCREASE IN CASH                                                              -                    -

    CASH AT BEGINNING OF PERIOD                                                       -                    -
                                                                               --------            ---------


    CASH AT END OF PERIOD                                                             -                    -
                                                                              =========            =========

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

                                    THE FOUR SEASONS FUND II L.P.
                                           (Registrant)

                                    By      JAMES RIVER MANAGEMENT CORP.
                                            (General Partner)

                                    By      Edward M. Jasinski
                                            Director of Fund Administration

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996:



         (A)                             SEP 30                  JUN 30
                                          1996                    1996
                                        ---------               --------

             PARTNERS' CAPITAL         $5,334,593              $6,191,757


             Partners' Capital decreased $ 857,164 due primarily to net capital withdrawals of $ 969,122 and operating expenses of $ 73,011. The decrease in capital generated by capital withdrawals and operating expenses were offset by the appreciation in the value of the U.S. Treasury Strip Securities' interest income of $ 90,433 , realized market gains of $ 1,156 from the sale of Treasury Strip Securities, and from the realized and unrealized trading of futures contracts and options on futures contracts. Largest gains from futures trading were concentrated in the foreign bond and currency markets, specifically the Australian T-bill, Australian 3-yr bond, and SIMEX government bond markets.



         (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of September 30, 1996, the market value of the U.S. Treasury Strip Securities is $ 5,645,025 and the value of said securities at cost plus accrued interest is $ 5,578,485 (as shown on the Combined Statement of Financial Condition). As of June 30, 1996, the market value of the U.S. Treasury Strip Securities was $ 5,922,015 and the value of said securities at cost plus accrued interest was $ 5,859,581.