Form 10-K405
period 1996-12-31
FOUR SEASONS FUND II L P
filed 1997-04-01
CIK 884180

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K



           [x] Annual Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year Ended: December 31, 1996

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number: 0-21286

                          THE FOUR SEASONS FUND II L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                54-1613165
          ----------                              -------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

                        c/o JAMES RIVER MANAGEMENT CORP.
                                 103 Sabot Park
                          Manakin-Sabot, Virginia 23103
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (804) 784-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                                     PART I

Item 1.  Business

         (a)      General development of business

                  The Four Seasons Fund II L.P. (the "Partnership") is a limited partnership organized on February 13, 1992 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Delaware Revised Uniform Limited Partnership Act. The Partnership was funded through an offering of Units of Limited Partnership Interest ("Units"). Limited Partners are referred to herein as "Unitholders." The Partnership implements asset allocation strategies by trading approximately 18% of its original assets in the futures, forward and options markets through an affiliated limited partnership (the "Trading Company") of which the Partnership is the sole limited partner, while maintaining its remaining assets in a guaranteed distribution pool.

                  The public offering of Units began on approximately September 8, 1992 and was completed on January 31, 1993. The offering was registered under the Securities Act of 1933, as amended, and Kidder, Peabody & Co. Incorporated acted as selling agent. A total of 11,226.272 Units were sold to the public during the public offering.

                  James River Management Corp. (formerly named Kidder Peabody Futures Management Corp.) (the "General Partner"), a Delaware corporation, is the General Partner of the Partnership and, in that capacity, performs various administrative services. The General Partner was organized in 1992 to serve as a commodity pool operator. Until January 1, 1995, the General Partner was a direct wholly-owned subsidiary of Kidder, Peabody Group Inc. and an indirect wholly-owned subsidiary of General Electric Company. Effective as of such date, all of the stock of the General Partner was sold to Paul H. Saunders and Kevin
M. Brandt, the senior officers of the General Partner, and the General Partner is no longer affiliated with Kidder, Peabody & Co. Incorporated or its affiliates. In connection with such sale, all of the directors of the General Partner other than Messrs. Saunders and Brandt resigned as directors.

                  E. D. & F. Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"), although Kidder, Peabody & Co. Incorporated was the commodity broker until January 30, 1995. The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $89,423 invested as of December 31, 1996. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $13,685 at December 31, 1996.

                  RXR Inc., a New York corporation (the "Trading Advisor"), is the Trading Company's Trading Advisor. The Trading Advisor is not an affiliate of the Partnership or the General Partner. The Trading Advisor directs the Partnership's futures, forward and options trading pursuant to an Advisory Agreement with the Trading Company.

                  The Trading Advisor receives an incentive fee of 15% of New Trading Profit achieved by the Trading Company as of the end of each calendar quarter, and a monthly management fee of 0.0833 of 1% of the Partnership's month-end Net Assets (1% per annum). New Trading Profits and Net Assets are each determined pursuant to formulas set forth in the Advisory Agreement.

                  Brokerage commissions are payable by the Trading Company at a flat rate of 0.2083 of 1% of the Partnership's month-end Net Assets (2.5% per annum) plus give-up fees of approximately $2 per round-turn trade. Brokerage commissions are split between the Commodity Broker, the General Partner and the Partnership's selling agents.

                  The Trading Company also pays to the General Partner a sponsor fee of 0.0625 of 1% of the Partnership's month-end Net Assets (0.75% per annum).

                  At the commencement of trading, the Partnership's assets were allocated as follows: approximately 18% was invested in the Trading Company and approximately 82% was invested in United States Treasury Strip Notes as the Partnership's guaranteed distribution pool. The guaranteed distribution pool is intended to assure each investor a 4% annual distribution and return of initial net capital contribution at the end of the Partnership's approximately 10-year time horizon.

                  The Trading Advisor's trading method is highly systematic and technical. The Trading Advisor's program has four components, namely stock index futures, bond futures, managed futures and short-term interest rate futures. The objective of the trading method is to maintain an optimum asset mix in a fully diversified portfolio, while integrating a managed futures component to achieve significant capital gains through speculative trading in the futures, forward and options markets.

Regulation

                  Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association ("NFA"), "a registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Advisor, and commodity brokers or "futures commission merchants," such as the Commodity Broker, to be registered and to comply with various reporting and recordkeeping requirements. The General Partner, the Trading

Advisor and the Commodity Broker are all members of NFA. The CFTC may suspend a commodity pool operator's or a trading advisor's registration if the CFTC finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or the Trading Advisor's registration as a commodity trading advisor was terminated or suspended, the General Partner and the Trading Advisor, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

                  As members of NFA, the General Partner, the Trading Advisor and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

                  In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular futures. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Trading Company may trade on foreign commodity exchanges which are not subject to regulation by any United States Government agency.

         (b)      Financial information about industry segments

                  The Partnership's business constitutes only one segment, speculative trading of forward and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the periods ended December 31, 1996, 1995, 1994 and 1993 are set forth under "Item 6. Selected Financial Data."

         (c)  Narrative description of business

               (1)  See Items 1(a) and (b) above.

                    (i)  through (xii) - not applicable.

                    (xiii) - the Partnership has no employees.

          (d) Financial information about foreign and domestic operations and export sales
                                      -4-

                  The Partnership does not engage in sales of goods or services. See "Item 1(b). Financial information about industry segments."

Item 2.  Properties

                  The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

                  (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner has entered into an Advisory Agreement with the Trading Advisor (under which the Trading Advisor has complete discretion with respect to determination of the Trading Company's trading decisions) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Trading Company based on the instructions of the Trading Advisor).

                  (2) Maintains the Partnership's books and records, which Unitholders or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

                  (3) Furnishes each Unitholder with a monthly statement describing the performance of the Partnership, which sets forth the brokerage commissions, management fee, sponsor fee and other expenses incurred or accrued and any incentive fees allocable to the Trading Advisor for the month.

                  (4) Forwards annual audited financial statements  (including a
statement  of  financial   condition  and  statement  of   operations)  to  each
Unitholder.

                  (5) Provides to each Unitholder tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

                  (6)  Performs   secretarial  and  other  clerical  duties  and
furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

                  (7)  Administers the redemption of Units.

                  (8)  Administers the annual distribution.

Item 3.  Legal Proceedings

                  The General Partner is not aware of any pending legal proceedings to which the General Partner, the Partnership or the Trading Company is a party or to which any of their respective assets are subject. In the ordinary course of its business, the Commodity Broker is involved in certain legal actions. However, no pending proceeding affects the Commodity Broker's ability to provide its services to the Partnership. None of the Trading Advisor, the General Partner, the Partnership or the Trading Company has any connection with such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

                  (a) Market Information. There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth full calendar quarter of the Partnership's operations were subject to a redemption charge of 2%, 1% or 0% depending on the amount of selling commissions paid by the Unitholder. Requests for redemption must be received by the General Partner ten days before the redemption date. Through December 31, 1996 there were redemption charges of $1,045 paid to the Partnership.

                  (b) Holders. As of December 31, 1996 there were 60 holders of Units.


                  (c) Dividends. The Partnership will make a $40 per Unit annual distribution to each Unitholder, the first distribution having been made on March 4, 1994 to Unitholders of record on February 16, 1994; the second distribution having been made on February 23, 1995 to Unitholders of record on February 16, 1995; the third distribution having been made on February 23, 1996 to Unitholders of record on February 23, 1996. No other dividends have been made or are contemplated.

Item 6.  Selected Financial Data

                  The following is a summary of operations and total assets of the Partnership for the periods ended December 31, 1996, 1995, 1994, and 1993. For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or
(2) market value. At December 31, 1994, market value was below cost plus accrued interest.

                                   Year Ended        Year Ended           Year Ended       Period Ended
                                December 31, 1996  December 31, 1995  December 31, 1994 December 31, 1993
                                -----------------  -----------------  ----------------- -----------------
Revenues:
Gain (loss) on trading
of futures, forwards,
and options                        $   250,241       $1,205,872        $  (788,637)        $  938,021

Interest Income                        408,523          519,388            570,942            574,525
Redemption income                            0                0                  0              1,045
Realized gain (loss) on U.S.
  Treasury Strip Notes                  69,419           (7,719)           (87,300)                 0
Unrealized gain (loss) on U.S.
  Treasury Strip Notes                       0          557,725           (557,725)                 0
                                   -----------       ----------          ----------        ----------
Total revenue                      $   227,701       $2,275,266          $(862,720)        $1,513,591
                                   -----------       ----------          ----------        ----------

Expenses:
Organizational Costs                         0                0                  0            226,925
Brokerage commissions and fees         165,938          211,672            257,170            278,969
Management Fee                          64,846           83,141             96,466            103,313
Incentive Fee                                0                0                  0             80,555
Sponsor Fee                             48,685           62,416             72,412             77,556
Operating Expenses                      32,475           33,859             25,627             40,865
                                   -----------       ----------         ----------         ----------
     Total Expenses                 $  311,944       $  391,088         $  451,675         $  808,183
                                   -----------       ----------         ----------         ----------

Income (loss) before
  General Partner interest
  in Trading Company                   (84,243)      $1,884,178         (1,314,395)           705,408
General Partner interest
  in Trading Company
  operating (income) loss                6,992          (11,213)            14,840             (4,304)
                                   -----------       ----------        -----------            -------

Net income (loss)                   $  (77,251)      $1,872,965        $(1,299,555)        $  701,104
                                   ============      ==========        ============        ==========

Net income (loss)
  allocated to
  General Partner                           (3)          19,503            (16,261)             7,422
                                   ============      ==========        ===========         ==========

Net income (loss)
  allocated to
  Limited Partners                     (77,248)       1,853,462         (1,283,294)          (693,682)
                                   ============      ==========         ===========       ===========

Net income (loss)
  per Unit
(for a Unit
 outstanding
 throughout the
 year/period)                           (.03)           224.90             (135.51)             61.85
                                        =====           ======            ========              =====

Total assets                      $5,566,829        $8,652,018          $7,768,405        $12,029,362
                                  ==========        ==========          ==========        ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

                  Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trading Company from promptly liquidating unfavorable positions and subject the Trading Company to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trading Company may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trading Company's futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Capital Resources

                  The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures and substantially all of its assets are and will be represented by U.S. Treasury Strip Notes and investments in futures, forwards and options.

Results of Operations

                  Operating results show a loss of -$77,251 for the period ended December 31, 1996. The Net Asset Value per Unit as of December 31, 1996 was $1,031.21. The significant components of this aggregate loss were losses on trading of futures, forwards and options. The net loss on trading of futures, forwards and options was -$250,241 (combined realized and unrealized) for the year, with the most significant declines due to trading in U.S. Treasury Bond contracts (-$134,103) and in coffee contracts (-$57,004) and the most significant increases due to 10-year Note contracts (+$86,078) and corn contracts (+$62,976). The remaining loss of -$208,188 is the net result of smaller trading gains and losses in approximately forty other markets. Realized gains from the sale of the bonds in the guaranteed distribution pool totaled $69,419; the increase in accrued interest on same securities was $365,638. The combined gain of these operating activities (+$227,701), less operating expenses of $311,944, plus the allocation of minority interest in the affiliated Trading Company (+$6,992), equals the total aggregate Partnership loss of -$77,251.

                  Operating results show a gain of $1,872,965 for the period ended December 31, 1995. The Net Asset Value per Unit as of December 31, 1995 was $1,071.24. The significant components comprising this aggregate gain were attributable to the trading of futures and options, and the increase in the value of bonds held in the guaranteed distribution pool. The net gain on trading of futures and options was $1,205,872 (combined realized and unrealized) for the year, with the most significant gains due to trading in the Standard & Poor's 500 index contracts (+$361,943), U.S. Treasury Bond contracts (+$166,285), 5-Year CBOT Note contracts (+$236,258), 10-Year Note contracts (+$181,531), and 2-Year T-Note contracts (+$61,173); the remaining net gain of $198,682 is the net result of smaller trading gains and losses in approximately thirty-five other markets. The increase in market value of the bonds in the guaranteed distribution pool totaled $550,006 (combined realized and unrealized); the increase in accrued interest on same securities was $452,917. The combined gain of these operating activities (+$2,275,266), less operating expenses of $391,088, less the allocation of minority interest in the affiliated Trading Company ($11,213), equals the total aggregate Partnership gain of $1,872,965. Operating expenses were down from the prior year ($391,088 versus $451,675) due to the downsizing of the Partnership through partner redemptions.

                  Operating results show a loss of -$1,299,555 for the period ended December 31, 1994. The Net Asset Value per Unit as of December 31, 1994 was $886.34. The two significant components of this aggregate loss were losses on trading of futures and options, and a decline in the value of bonds held in the guaranteed distribution pool. The net loss on trading of futures, forwards and options was -$788,637 (combined realized and unrealized) for the year, with the most significant declines due to trading in U.S. Treasury Bond contracts (-$534,922) and in S&P 500 contracts (-$103,214). The remaining loss of -$150,501 is the net result of smaller trading gains and losses in roughly forty other markets. The decline in market value of the bonds in the guaranteed distribution pool totaled -$645,025 (combined realized and unrealized), which more than offset the accreted interest on same securities of $570,942. The combined loss of these operating activities (-$862,720), less operating expenses of $451,675, less the allocation of minority interest in the affiliated Trading Company (-$14,840), equals the total aggregate Partnership loss of -$1,299,555. Operating expenses were down from the prior year ($451,675 versus $808,183) due to the lack of organizational and offering expenses associated with start-up and the lack of incentive fees due to net trading losses.

                  Operating results showed a gain for the period ended December 31, 1993. The Partnership began trading on February 16, 1993. The net gain on trading of futures and options was $938,021 (combined realized and unrealized) for the year, with the most significant gains coming in U.S. Treasury Bond contracts ($482,937) and in Japanese government 10-year bond contracts ($169,419). The remaining profit of $285,665 is the net result of smaller trading gains and losses in roughly forty other markets. The Partnership reports its investment in the bonds held in the guaranteed distribution pool at the lower of cost plus accrued interest or market value. Since market value of the bonds exceeds cost plus accrued interest as of December 31, 1993, the financial report includes only accreted interest from the bonds of $574,525. The combined gain of these operating activities of $1,512,546, less operating expenses of $808,183, plus $1,045 in income from redemption charges on outgoing investors, less the allocation of minority interest in the affiliated Trading Company of $4,304, equals the total aggregate Partnership gain of $701,104.

                  As disclosed in the Prospectus of the Partnership, there is a risk of loss inherent in the speculative nature of the futures and options trading activity. Past performance is not necessarily indicative of future prospects for profitability. As also disclosed in the Prospectus of the Partnership, the value of the bonds in the guaranteed distribution pool is subject to interim declines in market value. However, if an investment in the Partnership is held to the end of its defined time horizon, thereby allowing all bonds in the guaranteed distribution pool to liquidate upon maturity, an investor will realize an annual 4% distribution plus a full return of his initial capital investment.


                  Inflation is not a significant factor in the Partnership's profitability.

Item 8.  Financial Statements and Supplementary Data

                  Financial statements required by this Item are included in the
Exhibit 13(a) filed herewith.

                  The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  As of November 10, 1995, the General Partner replaced Deloitte
& Touche LLP ("Deloitte") as the independent accountant to the Partnership with Arthur Andersen LLP. Deloitte's reports on the Partnership's financial statements did not contain any adverse opinion, disclaimer of opinion or qualification or modification. There were never any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                  The Partnership and the Trading Company have no directors or executive officers. There are no "significant employees" of the Partnership or the Trading Company. The Partnership and the Trading Company are managed by the General Partner. In January 1995, all directors of the General Partner other than Paul H. Saunders and Kevin M. Brandt resigned as directors in connection with the sale of the General Partner to Mr. Saunders and Mr. Brandt. Trading decisions for the Trading Company are made by the Trading Advisor.

                  The General Partner is a commodity pool operator registered with the National Futures Association. The Trading Advisor and its respective principals have been trading commodities accounts for investors pursuant to their respective trading methods for several years.

Item 11. Executive Compensation

                  The Partnership and the Trading Company have no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment. E. D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         (a)      Security ownership of certain beneficial owners

                  The Partnership knows of one Unitholder who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

         Name and Address            Number of Units   Percentage of Units
         ----------------            ---------------   -------------------
American Pacific Corporation             2,050                43.05%
3770 Howard Hughes Parkway
Suite 300
Las Vegas, Nevada  89109

         (b)      Security ownership of management

                  Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 86.7171 Unit-equivalents valued at $89,423 as of December 31, 1996, 1.82% of the Partnership's total equity. The General Partner also owned a $13,685 interest in the Trading Company as of such date.

         (c)      Changes in control

                  None.

Item 13.          Certain Relationships and Related Transactions

                  See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

         (a)(1)  Financial Statements

                  The required financial statements are included in the 1996 Annual Report, a copy of which is filed herein as Exhibit 13(a).

         (a)(2)  Financial Statement Schedules

                  All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

         (a)(3)  Exhibits as required by Item 601 of Regulation S-K

                  (3)  Articles of Incorporation and By-laws

                  a. Limited Partnership Agreement of the Partnership dated as of February 13, 1992, amended and restated as of September 8, 1992.

                  b. Amended and Restated Certificate of Limited Partnership of the Partnership.

                  c.   Certificate   of  Amendment  to  Certificate  of  Limited
Partnership of the Partnership.

                  (10)  Material Contracts

                  a. Advisory Agreement between the Trading Company and RXR Inc.

                  b. Customer Agreement between the Partnership and Kidder, Peabody & Co. Incorporated.

                  c. Guarantee of The RXR Group Inc.

                  d. Assignment and Assumption Agreement among certain commodity pools (including the Partnership), Kidder, Peabody & Co. Incorporated and E. D. & F. Man International Inc.

                  The above exhibits are incorporated herein by reference from the Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-45938) and declared effective as of September 8, 1992, except that (1) the Limited Partnership Agreement is incorporated by reference from the Prospectus dated September 8, 1992 filed pursuant to Rule 424(b), (2) the Certificate of Amendment to Certificate of Limited Partnership of the Partnership is incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994 and (3) the Assignment and Assumption Agreement is incorporated by reference from the Partnership's Annual Report on 10-K for the Fiscal Year Ended December 31, 1994.

                  (13) 1996 Annual Report and Independent Auditors' Reports -- filed herewith as Exhibit 13(a).

                  (16) Letter regarding change in certified public accountants is incorporated by reference to the Partnership's Report on Form 8-K dated November 10, 1995.

         (b)  Reports on Form 8-K

                  The Partnership filed a report on Form 8-K dated November 10, 1995.

                          THE FOUR SEASONS FUND II L.P.
                                 1996 FORM 10-K
                                INDEX TO EXHIBITS


                        EXHIBIT                                            PAGE
                        -------                                            ----

Exhibit 13(a)     1996 Annual Report and Independent
                    Auditors' Reports                                       E-1

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                     THE FOUR SEASONS FUND II L.P.

                                     By: James River Management Corp.,
                                         General Partner

                                     By: /s/ PAUL H. SAUNDERS
                                        --------------------------
                                         Paul H. Saunders
                                         Chairman and Chief Executive Officer


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     Signature                  Title With Registrant                 Date
     ---------                  ---------------------                 ----


/s/ PAUL H. SAUNDERS       Chairman and Chief                     March 28, 1997
--------------------       Executive Officer
Paul H. Saunders           (Principal Executive Officer
                           and Chief Operating Officer)



/s/ KEVIN M. BRANDT        President, Treasurer and               March 28, 1997
--------------------       Director (Principal Financial
Kevin M. Brandt            and Accounting Officer)



                  (Being  the  principal   executive   officer,   the  principal
financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.  General Partner                     March 28, 1997
                              of Registrant

By: /s/ KEVIN M. BRANDT
   --------------------
   Kevin M. Brandt
   President

                           The Four Seasons Fund II L.P.
                           and Affiliate

                           Combined Financial Statements
                           As of December 31, 1996 and 1995
                           Together With Auditors' Report

                   The Four Seasons Fund II L.P. and Affiliate
                               Oath or Affirmation
                        As of December 31, 1996 and 1995



To the best of my knowledge and belief, the information contained in these combined financial statements is accurate and complete.




                                       /s/ PAUL H. SAUNDERS
                                       ----------------------------------
                                       Paul H. Saunders, Chairman and CEO
                                       James River Management Corp.
                                       (formerly Kidder, Peabody Futures
                                       Management Corp.), General Partner for
                                       The Four Seasons Fund II L.P.
                                       and Affiliate

                   The Four Seasons Fund II L.P. and Affiliate

                                Table of Contents



                                                                       Page(s)

Report of Independent Public Accountants                                  1

Financial Statements:

    Combined Statements of Financial Condition as
      of December 31, 1996 and 1995                                       2
    Combined Statements of Operations for the Years
      Ended December 31, 1996, 1995 and 1994                              3
    Combined Statements of Changes in Partners'
      Capital for the Years Ended
      December 31, 1996, 1995 and 1994                                    4
    Combined Statements of Cash Flows for the Years
      Ended December  31, 1996, 1995 and 1994                             5
    Notes to Combined Financial Statements                             6 - 14

                    Report of Independent Public Accountants


To the Partners of
The Four Seasons Fund II L.P. and Affiliate:

We have audited the accompanying combined statements of financial condition of The Four Seasons Fund II L.P. (a Delaware limited partnership) and Affiliate as of December 31, 1996 and 1995, and the related combined statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits. The combined statements of operations, changes in partners' capital and cash flows of The Four Seasons Fund II L.P. and Affiliate for the year ended December 31, 1994, were audited by other auditors whose report, dated March 15, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of The Four Seasons Fund II L.P. and Affiliate as of December 31, 1996 and 1995, and the combined results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Richmond, Virginia,
    January 22, 1997

                   The Four Seasons Fund II L.P. and Affiliate

                   Combined Statements of Financial Condition
                        As of December 31, 1996 and 1995



                                     Assets

                                                                    1996         1995
                                                                 ----------   ----------
Equity in commodity trading accounts:
    Receivable for cash retained                                 $  717,902   $1,483,956
    Net unrealized gain on open futures contracts and forwards       28,290      160,902
    Accrued interest receivable                                       3,058        7,162
                                                                 ----------   ----------
                                                                    749,250    1,652,020

Investment in Guaranteed Distribution Pool (Note 2)               4,816,886    6,999,832

Other                                                                   693          166
                                                                 ----------   ----------
                  Total assets                                   $5,566,829   $8,652,018
                                                                 ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Redemptions payable                                          $  595,229   $  781,448
    Brokerage commissions payable                                    23,692       35,413
    Management fee payable                                            4,603       14,124
    Payable to General Partner                                        7,145       10,603
    Other accrued expenses                                           11,645       21,988
                                                                 ----------   ----------
                                                                    642,314      863,576
     Minority interest in Trading Company (Note 2)                   13,685       20,677
                                                                 ----------   ----------
                  Total liabilities                                 655,999      884,253
                                                                 ----------   ----------


Partners' Capital:
    General Partner (units outstanding - 86.717 at
      December 31, 1996 and 1995)                                    89,423       92,895

    Limited Partners (units outstanding -
       4,675.497 and 7,164.463 at December 31, 1996
       and 1995, respectively)                                    4,821,407    7,674,870
                                                                 ----------   ----------
                  Total partners' capital                         4,910,830    7,767,765
                                                                 ----------   ----------
                  Total liabilities and partners' capital        $5,566,829   $8,652,018
                                                                 ==========   ==========
Partnership units outstanding                                     4,762.214    7,251.180
                                                                 ==========   ==========
Net asset value per unit                                         $ 1,031.21   $ 1,071.24
                                                                 ==========   ==========

   The accompanying notes are an integral part of these combined statements.

                   The Four Seasons Fund II L.P. and Affiliate

                        Combined Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994



                                                                      1996          1995            1994
                                                                  -----------    -----------     ----------
Revenues:

    Net realized trading (loss) gain                              $   (21,881)   $ 1,160,060    $  (312,567)
    Net change in unrealized trading (loss) gain                     (132,612)       119,162       (147,402)
    Net option premiums                                               (95,748)       (93,600)      (416,218)
    Net change in unexpired options                                      --           20,250         87,550
                                                                  -----------    -----------     ----------
                  Net trading (loss) gain                            (250,241)     1,205,872       (788,637)
    Gain (loss) on sale of U.S. Treasury securities                    69,419         (7,719)       (87,300)
    Unrealized gain (loss) on U.S. Treasury securities (Note 2)          --          557,725       (557,725)
    Interest income (Note 2)                                          408,523        519,388        570,942
                                                                  -----------    -----------     ----------
                  Total revenues (loss)                               227,701      2,275,266       (862,720)
                                                                  -----------    -----------     ----------

Expenses:
    Brokerage commissions (Note 4)                                    165,938        211,672        257,170
    Management fee (Note 5)                                            64,846         83,141         96,466
    General Partner fee (Note 3)                                       48,685         62,416         72,412
    Other                                                              32,475         33,859         25,627
                                                                   -----------    -----------     ----------
                  Total expenses                                      311,944        391,088        451,675
                                                                  -----------    -----------     ----------


(Loss) income before allocation of minority interest                  (84,243)     1,884,178     (1,314,395)
Allocation of minority interest (Note 2)                                6,992        (11,213)        14,840
                                                                  -----------    -----------     ----------
Net (loss) income                                                 $   (77,251)   $ 1,872,965    $(1,299,555)
                                                                  ===========    ===========     ==========
Allocation of net (loss) income:
    Limited Partners                                              $   (77,248)   $ 1,853,462    $(1,283,294)
    General Partner                                                        (3)        19,503        (16,261)
    Net (loss) income per unit                                           (.03)        224.90        (135.51)

   The accompanying notes are an integral part of these combined statements.

                   The Four Seasons Fund II L.P. and Affiliate

               Combined Statements of Changes in Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994



                                                                                 Limited        General
                                                                  Units          Partners       Partner        Total
                                                               ----------      -----------     --------     -----------
Partners' capital, December 31, 1993                           11,247.262      $11,815,505     $127,422     $11,942,927
    Capital withdrawals                                        (2,742.720)      (2,626,050)     (29,500)     (2,655,550)
    Capital distribution to partners (Note 3)                       -             (445,090)      (4,800)       (449,890)
    Net loss                                                        -           (1,283,294)     (16,261)     (1,299,555)
                                                               ----------     ------------     --------     -----------
Partners' capital, December 31, 1994                            8,504.542        7,461,071       76,861       7,537,932
    Capital contributions                                          49.020           44,685            -          44,685
    Capital withdrawals                                        (1,302.382)      (1,345,675)           -      (1,345,675)
    Capital distribution to partners (Note 3)                       -             (338,673)      (3,469)       (342,142)
    Net income                                                      -            1,853,462       19,503       1,872,965
                                                               ----------     ------------     ---------     ----------
Partners' capital, December 31, 1995                            7,251.180        7,674,870       92,895       7,767,765
    Capital withdrawals                                        (2,488.966)      (2,489,638)           -      (2,489,638)
    Capital distribution to partners (Note 3)                       -             (286,577)      (3,469)       (290,046)
    Net loss                                                        -              (77,248)          (3)        (77,251)
                                                               ----------     ------------     ---------     ----------
Partners' capital, December 31, 1996                            4,762.214     $  4,821,407    $  89,423    $  4,910,830
                                                               ==========     ============    ==========   ============

Net asset value per unit:
    December 31, 1994:
       Amount                                                                                                  $886.34
                                                                                                               =======
       Units outstanding                                                                                     8,504.542
                                                                                                             =========
    December 31, 1995:
       Amount                                                                                                $1,071.24
                                                                                                             =========
       Units outstanding                                                                                     7,251.180
                                                                                                             =========
    December 31, 1996:

       Amount                                                                                                $1,031.21
                                                                                                             =========
       Units outstanding                                                                                     4,762.214
                                                                                                             =========


   The accompanying notes are an integral part of these combined statements.

                  The Four Seasons Fund II L.P. and Affiliate

                       Combined Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                    1996             1995           1994
                                                                                 ------------    -----------    ------------

Cash flows from operating activities:
    Net (loss) income                                                             $   (77,251)    $1,872,965    $(1,299,555)
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
          Allocation of income to minority interest                                    (6,992)        11,213        (14,840)
          Amortization of discount on Guaranteed Distribution Pool                   (365,638)      (452,917)      (521,716)
          (Gain) loss on sale of investment in Guaranteed Distribution Pool
                                                                                      (69,419)         7,719         87,300
          Net change in unrealized loss on investment in Guaranteed
              Distribution Pool                                                             -       (557,725)       557,725
          Net change in unrealized gains on open futures contracts                    132,612       (119,162)       147,402
          Net change in unexpired options                                                   -        (20,250)       (87,550)
          (Increase) decrease in operating assets:
              Net receivable from Commodity Broker                                    770,158       (690,140)     1,600,748
              Purchase of bonds in Guaranteed Distribution Pool                             -        (40,748)             -
              Sale of bonds in Guaranteed Distribution Pool                         2,327,003        646,600      2,023,048
              Maturity of bonds in Guaranteed Distribution Pool                       291,000        343,000        454,000
              Other                                                                      (527)             -              -
          Increase (decrease) in operating liabilities:
              Payable to General Partner                                               (3,458)         5,422         (2,308)
              Brokerage commissions payable                                           (11,721)        14,987         (7,599)
              Accrued management fee                                                   (9,521)         7,218         (3,075)
              Other accrued expenses                                                  (10,343)         6,598         (1,245)
                                                                                   ----------     ----------     ----------
                  Total adjustments                                                 3,043,154        838,185      4,231,890
                                                                                   ==========     ==========     ==========
                  Net cash provided by operating activities                         2,965,903      1,034,780      2,932,335
                                                                                   ==========     ==========     ==========
Cash flows from financing activities:
    Proceeds from the sale of partnership units                                             -         44,685              -
    Redemption of partnership units                                                (2,675,857)      (737,323)    (2,482,445)
    Capital distribution to partners                                                 (290,046)      (342,142)      (449,890)
                                                                                   ----------     ----------     ----------
                  Net cash used in financing activities                            (2,965,903)    (1,034,780)    (2,932,335)
                                                                                   ----------     ----------     ----------
                  Net change in cash                                                        -              -              -

Cash, beginning of period                                                                   -              -              -
                                                                                   ----------     ----------     ----------
Cash, end of period                                                               $         -     $        -    $         -
                                                                                   ==========     ==========     ==========


   The accompanying notes are an integral part of these combined statements.

                  The Four Seasons Fund II L.P. and Affiliate

                     Notes to Combined Financial Statements
                 For the Years Ended December 31, 1996 and 1995



1.   Organization:

The Four  Seasons  Fund II L.P.  (the  "Partnership")  was  organized  under the
Delaware Revised Uniform Limited Partnership Act on February 13, 1992. An initial public offering of its limited partnership units was completed on January 31, 1993, at which time approximately 18 percent of the proceeds were used to purchase limited partnership units of an affiliated limited partnership (the "Affiliate" or "Trading Company"). All trading activity of the Partnership and Trading Company (collectively the "Fund") takes place through the Trading Company. The remaining proceeds from the Partnership's initial public offering were used to purchase zero coupon U.S. Treasury securities (the "Guaranteed Distribution Pool"). The management of the Partnership intends to utilize the Guaranteed Distribution Pool to assure Limited Partners of an annual 4 percent distribution and a return of their initial net capital investment at the end of the Partnership's approximate ten-year time horizon (the "Time Horizon"). The accompanying combined financial statements reflect the activities of the Fund.

The Fund's trading activity, which commenced on February 16, 1993, is directed by a single trading advisor, RXR Inc. (the "Trading Advisor"), which is given discretionary authority over the assets of the Trading Company. An advisory agreement has been entered into with the Trading Advisor enumerating the terms and conditions of the agreement and the basis of remuneration. The Trading Advisor engages in the speculative trading of stock index futures, bond futures, managed futures and short-term interest rate futures under its proprietary Balanced Portfolio Program asset allocation system.

James River Management Corp. ("JRCC"), a Delaware corporation, is the general partner (the "General Partner") of the Partnership and is a registered commodity pool operator. Through December 31, 1994, the General Partner was a wholly owned subsidiary of Kidder, Peabody Group, Inc. Effective January 1, 1995, 100 percent of the ownership of the General Partner was acquired by Paul H. Saunders and Kevin M. Brandt, the senior officers of the General Partner. Effective January 26, 1995, the name of the General Partner was changed to James River Management Corp. from Kidder Peabody Futures Management Corp.

As of January 30, 1995, E.D.&F. Man International Inc. became the commodity broker (the "Commodity Broker") for the Fund. Prior to such date, Kidder, Peabody & Co., Incorporated ("KP&Co.") was the primary commodity broker and selling agent for the Fund.

   The accompanying notes are an integral part of these combined statements.

2.   Summary of Significant Accounting Policies:

Guaranteed Distribution Pool - The Partnership's investment in the Guaranteed Distribution Pool is valued at the lower of cost plus accrued interest or market within the accompanying combined statements of financial condition. For purposes of several fee calculations, based on a percentage of net assets, the Guaranteed Distribution Pool is valued at cost plus accrued interest. At December 31, 1996, the cost plus accrued interest totalled $4,816,886, whereas market value totalled $4,951,658. At December 31, 1995, the cost plus accrued interest totalled $6,999,832, whereas market value totalled $7,515,499. These securities are restricted in their use and will only be sold upon withdrawal by a partner or to fund distributions.

Minority Interest - Minority interest reflected in the accompanying combined financial statements represents the General Partner's interest in the Trading Company. The Partnership is the sole limited partner of the Trading Company.

Receivable for Cash Retained - Assets that are temporarily not invested are maintained in the Trading Company's account with the Commodity Broker. All cash receipts and disbursements of the Partnership occur at the Commodity Broker. The Partnership may liquidate its account immediately upon written notice.

Net Unrealized Gain on Open Futures Contracts - All of the Partnership's commodity transactions and open positions are cleared and held, respectively, with the Commodity Broker. Therefore, the accompanying statements of financial condition reflect the net gains and losses of all open positions as of December 31, 1996 and 1995.

Revenue Recognition - Open futures and option contracts entered into by the Trading Company are valued at closing market quotations. The difference between the cost and the market value of open contracts is reflected as net change in unrealized trading gain (loss) on a trade-date basis in the accompanying combined statements of operations.

Interest income - Interest income includes both the accreted interest earned on zero coupon U.S. Treasury securities in the Guaranteed Distribution Pool and interest credited on cash balances held at the Commodity Broker. The Commodity Broker credits the Trading Company monthly for interest earned, based on the prevailing rate for 90-day U.S. Treasury bills applied to the Trading Company's average daily cash balance. Interest income is accrued when earned.

Foreign Currency Translation - Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using daily exchange rates and are included in the accompanying statements of operations as (a) net realized trading gain (loss) at the time foreign currency is converted back to U.S. dollars and upon recognition of a realized loss in foreign denominated trades, and (b) net change in unrealized trading gain (loss) on outstanding foreign balances as of year-end.


   The accompanying notes are an integral part of these combined statements.

Income Taxes - Income taxes have not been provided for, as partners are individually liable for taxes, if any, on their share of the Partnership's net income or loss.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Partnership Agreement:

The Partnership is governed by the terms of a limited partnership agreement (the "Agreement"). A general summary of salient points of the Agreement is provided below. Partners or prospective partners should refer to the Agreement to obtain a complete understanding of all pertinent information. Responsibility for managing the Partnership and the Trading Company is vested solely in the General Partner. The Trading Company is also governed by a limited partnership agreement which has been structured to mirror the Agreement of the Partnership. The only material difference between the two agreements is with respect to the tax allocations of profits and losses made by the Trading Company to the Partnership, as opposed to the special tax allocations made by the Partnership to its Limited Partners. Whereas the Agreement of the Partnership provides for special allocations of gains and losses for tax purposes when limited partnership units are redeemed during a fiscal year, the agreement of the Trading Company simply passes the Partnership's share of the Trading Company's annual profits and losses to the Partnership. As such, the Partnership, in turn, will make the special allocations of such profits and losses.

General Partner Fee - As compensation for operating the Partnership, reporting to investors and assuming the risk that the Trading Company will have insufficient assets to pay amounts due in the event that its trading account with the Commodity Broker is liquidated, the General Partner receives a fee at the annual rate of 0.75 percent of the average month-end net assets of the Fund, as defined, after reduction of such net assets for brokerage commissions, but no other expenses or fees due or accrued as of such month-end. All expenses of the Fund are paid by the Trading Company.

Contribution of General Partner - The General Partner is required to make and maintain an investment in both the Partnership and Trading Company equal to 1 percent of their respective total capitalization. The General Partner may make a withdrawal of either such investment as of the end of any month, but at all times its capital account in each must be equal to at least 1 percent of net assets, as defined.

   The accompanying notes are an integral part of these combined statements.

Selling Commissions - Investors purchasing units in the initial public offering were subject to a selling commission payable to the Selling Agent. The commission was dependent on the size of the individual subscription and ranged from $0 to $20 per unit. In aggregate, total selling commissions were approximately $89,000. Such charges, which were remitted to the Selling Agent, are not reflected in the accompanying combined statements of operations.

Organizational and Offering Costs - Organizational and offering costs incurred in connection with the formation of the Fund amounted to approximately $454,000. In accordance with the terms of the Agreement, the Fund paid a portion of such costs, amounting to $226,925, from the proceeds of the initial public offering up to the maximum of $20 per limited partnership unit. Additional organizational and offering costs in excess of the $20 per unit maximum amounted to approximately $227,000 and were paid by the General Partner.

Redemption of Partnership Units - Investors may redeem part or all of their units in the Partnership as of any calendar quarter and upon ten days' written notice to the General Partner. Upon redemption, investors will receive their allocable share of the net asset value, as defined, of the Trading Company plus their allocable share of the Guaranteed Distribution Pool valued at the lower of the cost plus accrued interest or market value. Due to the nature of the investments comprising the Guaranteed Distribution Pool, investors who redeem prior to the end of the Time Horizon may not receive a return of their full initial net investment.

Annual Distribution - The Fund made annual distributions to all Limited Partners of record as of February 23, 1996, February 16, 1995, and February 16, 1994. The distribution equalled 4 percent of the original investor contributions to the Fund (after subtraction of up-front selling commissions, if applicable), also equal to $40 per unit. Except for the annual 4 percent distribution, the General Partner has no intention to make any further distributions except in extraordinary circumstances.

Allocations - As of the last business day of each month and on each redemption date, the net assets of the Partnership are determined, valuing the Guaranteed Distribution Pool at the lower of cost plus accrued interest or market. Any increase or decrease in the Fund's net assets as compared to the last such determination of net assets is credited or charged to the capital accounts of each partner in the ratio that the balance of each account bears to the balance of all accounts. A separate allocation is performed for Federal income tax purposes.

Termination of Partnership - The Partnership was organized to implement the Trading Advisor's Balanced Portfolio Program asset allocation strategy over an approximate ten-year Time Horizon. In the event that the Trading Company is unable to sustain sufficient trading profits to avoid depletion of its assets from commissions, fees or trading losses and is subsequently liquidated prior to the end of the Time Horizon, limited partners who do not redeem prior to the end of the Time Horizon will nevertheless receive a return of their full initial net investment plus an annual 4 percent distribution due to the nature of the zero coupon investments comprising the Guaranteed Distribution Pool.


   The accompanying notes are an integral part of these combined statements.

The Partnership will terminate and be dissolved upon the occurrence of any of the following events:

     a.  December 31, 2021;

     b. receipt by the General Partner of an approval to dissolve the Partnership at a specified time by Limited Partners owning more than 50 percent of the units then outstanding and owned by the Limited Partners, notice of which is sent by registered mail to the General Partner not less than 90 days prior to the effective date of such dissolution;

     c. the withdrawal, dissolution, insolvency, or removal of the General Partner unless the Partnership is continued in accordance with the terms of the Partnership Agreement; or

     d. the occurrence of any event which shall make the continued existence of the Partnership unlawful or require termination of the Partnership.

The Trading Company may terminate trading and liquidate in the event that its net assets decline to the level where they are less than or equal to 5 percent of the current net assets of the Fund, as defined. The Trading Company is required to liquidate in the event that its net assets decline to less than or equal to 3 percent of the current net assets of the Fund.

4.   Brokerage Commissions:

The Trading Company is charged brokerage commissions monthly at a fixed annual rate of 2.5 percent as applied to month-end net assets, as defined, of the Fund, including the Guaranteed Distribution Pool, as valued at cost plus accrued interest. The fixed rate includes all exchange, clearing and National Futures Association fees and floor brokerage, but not any give-up charges. The brokerage commission is allocated among the Commodity Broker, selling agents and General Partner in accordance with the clearing and selling agreements negotiated by the General Partner.

5.   Management and Incentive Fees:

The Trading Company has entered into an advisory agreement with the Trading Advisor that specifies the terms of remuneration. The Trading Company pays the Trading Advisor a monthly management fee at the annual rate of 1 percent of the month-end net assets of the Fund, as defined. For purposes of calculating the monthly management fee, net assets are computed prior to incentive fees and are reduced by brokerage commissions, general partner fee and administrative costs as of the end of the month of determination. In addition, the Guaranteed Distribution Pool is valued at cost plus accrued interest.

The Trading Advisor is also entitled to a quarterly incentive fee of 15 percent of any cumulative new trading profits recognized by the Trading Company. New trading profits include net profits earned from (i) realized trading profit or loss, plus or minus (ii) the change in unrealized trading profit or loss on open contracts from the inception of trading to the end of a particular calendar quarter. Such fees are calculated after payment of monthly brokerage commissions, management fee, general partner fee and administrative costs but without deduction of incentive fees paid. New trading profits do not include interest earned and are not reduced by organizational expenses or selling commissions. There was no incentive fee in 1996, 1995 or 1994.


   The accompanying notes are an integral part of these combined statements.

6.   Operating Expenses:

The Fund pays its routine legal, accounting, audit, computer and other operating costs. The net assets of the Fund reflect an accrual for such expenses incurred but not yet paid.

7. Financial Instruments With Market and Credit Risks and Concentrations of Credit Risk:

In the normal course of operations, the Trading Company enters into various contractual commitments with elements of market risk in excess of the amounts recognized in the statements of financial condition. These contractual commitments may include exchange traded futures, forward contracts, and exchange traded options on futures contracts.

Contractual commitments which involve future settlement give rise to both market and credit risk. Market risk represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Trading Company's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates and liquidity. The market risk is monitored by both the Trading Advisor and the General Partner, independently from the other. Trade positions and the corresponding commodity markets are monitored by both on a daily basis through computer link to the futures commission merchants and access to on-line commodity pricing systems. All trades are monitored with respect to volatility, daily profit and loss, and margin usage (a risk parameter assigned by the exchanges), and when necessary, appropriate review and actions are taken.

Exchange traded futures and options contracts are marked to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the futures and options are executed. The Trading Company has not taken or made physical delivery on futures contracts.

Forward contracts are negotiated contractual commitments to purchase or sell a specified amount of financial instruments, currencies, or commodities at a future date at a predetermined price.

An option on a futures contract gives the purchaser of the option the right to take a position at a specified price in the underlying futures contract. Options have limited life spans, usually tied to the settlement date of the underlying futures contract. As a writer of options, the Trading Company receives a premium in exchange for bearing the risk of unfavorable changes in the market value of the underlying instrument. At December 31, 1996 and 1995, the Trading Company had no outstanding written options on futures contracts.

The Trading Company records all contractual commitments involving future settlement at market or fair value. Consequently, changes in the amounts recorded in the Trading Company's statements of financial condition resulting from movement in market prices are included currently in the statements of operations.


   The accompanying notes are an integral part of these combined statements.

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of notional or contractual amounts of financial instruments. At December 31, 1996 and 1995, the Trading Company held financial instruments with the following approximate, aggregate notional values:


                                        December 31, 1996              December 31, 1995
                                    --------------------------     -------------------------
                                        Long            Short           Long         Short
                                    ------------     ---------     ------------   ----------
Exchange traded futures:
    Commodity                       $    801,883     $  214,372    $    911,603   $  468,118
    Financial                         18,221,957      2,519,380      14,541,923    3,232,549
    Foreign currency                     538,078        841,288               -      968,680

Currency forward contracts                     -         11,508               -            -


Notional or contractual amounts of financial instruments presented above include both purchase and sale commitments and are indicative only of the volume of activity and should not be used as a measure of market or credit risk. The various instruments held at December 31, 1995, matured during 1996. As of December 31, 1996, there were 33 different contracts, with an average notional value of $701,120, and a maximum notional value of $3,493,858 in any one contract. There were 36 different contracts as of December 31, 1995, with an average notional value of $558,969, and a maximum notional value of $2.1 million in any one contract. Foreign exchange traded futures contracts consisted of $14,883,207 long and $1,340,880 short as of December 31, 1996; and $10.1 million long and $3.2 million short as of December 31, 1995. There was participation in 7 different major foreign currencies, with the largest concentration in French Franc dollars denominated contracts ($3,988,348) as of December 31, 1996; and seven different major foreign currencies, with the largest concentration in Australian dollars denominated contracts ($2.9 million) as of December 31, 1995.

At December 31, 1996 and 1995, all of the Trading Company's financial instruments are carried at fair value. The fair value of a futures contract, options on futures contracts, and forward contracts represents the unrealized gain or (loss) of the position. All open positions are netted on the Trading Company's balance sheet as all open positions as of December 31, 1996 and 1995, are held with the Commodity Broker. A summary of the fair value of derivative financial instruments at December 31, 1996 and 1995, appears below:

                                                  1996                             1995
                                       --------------------------     -----------------------------
                                          Long           Short            Long             Short
                                       ---------       ----------     -----------       -----------
Exchange traded futures:
    Commodity                            $ 5,762       $   5,370        $  41,091        $ 8,442
    Financial                             (2,328)         14,260          117,916          2,718
    Foreign currency                       5,091          12,638                -         (9,265)

Currency forward contracts                     -         (12,503)               -              -



   The accompanying notes are an integral part of these combined statements.

The average fair values of futures contracts, forward contracts, and options on futures contracts during 1996 were $103,559, $(10,581) and $(11,773), respectively. The average fair values of futures contracts and options during 1995 were $149,176 and $(1,017), respectively. The average fair value has been computed based on month-end balances.

The composition of the Trading Company's net trading gains and (losses) is recorded in the statements of operations. The following summarizes the components of the Trading Company's net trading gain, net of "round-turn" brokerage commissions of $3,377 and $2,730, for the years ended December 31, 1996 and 1995, respectively:

                                              1996          1995
                                           ---------     ----------
Exchange traded futures:
    Commodity                              $(123,462)   $   (52,979)
    Financial                                112,379      1,243,213
    Foreign currency                          40,433        (32,868)

Options:
    Financial futures                        (95,829)       (95,943)
    Foreign currency futures                       -          2,307

Currency forward contracts                   (54,527)             -
                                           ---------     ----------
                  Total                    $(121,006)    $1,063,730
                                           =========     ==========

Credit Risk and Concentration of Credit Risk

Exchange traded futures and option contracts possess low credit risk since all transactions are guaranteed by exchange on which they are traded and daily cash settlements by all counterparties are required for changes in the market value of the contracts. Furthermore, the bonds held by the Partnership in the Guaranteed Distribution Pool are U.S. Government obligations. Credit risk is measured by the loss that the Trading Company would record if its counterparties failed to perform pursuant to the terms of contractual commitments. Management of credit risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. All of the Trading Company's open financial futures, and exchange traded options were transacted with the Commodity Broker. All Trading Company assets (other than those used to fund margin requirements on foreign futures positions) are maintained by the Commodity Broker in a segregated customer account, as required by the Commodity Futures Trading Commission. In general, approximately 20 percent to 40 percent of the Trading Company's assets are used in funding margin requirements. As of December 31, 1996, $250,540 was held in margin at the Commodity Broker for the benefit of the Trading Company.

There exists a risk on non-performance related to forward contracts. E.D.&F. Man International Inc. is the Partnership's primary forward contract counterparty. Management believes that the exposure to credit risk associated with the non-performance of its counterparty is minimal. However, credit risk can be directly impacted by volatile financial markets.

        The accompanying notes are an integral part of these statements.

8.   Quarterly Financial Information (Unaudited):

The following summarized quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 1996 and 1995. Such information, which has not been audited, is presented in thousands, except for unit and per unit data.


                                                                          First       Second      Third       Fourth
                                                                         Quarter     Quarter     Quarter      Quarter
                                                                          1996         1996        1996        1996
                                                                         --------    --------     -------    --------
Revenues                                                                 $  (261)    $     64     $   185     $   240
Expenses                                                                      92           80          73          67
                                                                         --------    --------     -------    --------
Income (loss) before allocation of minority interest                        (353)         (16)        112         173
Allocation of minority interest                                                7            2           -          (2)
                                                                         --------    --------     -------    --------
         Net income (loss)                                               $  (346)    $    (14)    $   112     $   171
                                                                         ========    ========      ======    ========
         Net assets                                                      $ 6,638     $  6,192     $ 5,335     $ 4,911
                                                                         ========    ========      ======    ========
Partnership units outstanding, end of period                               6,749        6,309       5,339       4,762
                                                                         ========    ========      ======    ========
Net asset value per unit, end of period                                  $   984      $   981     $   999     $ 1,031
                                                                         ========    ========      ======    ========

                                                                          First       Second      Third       Fourth
                                                                         Quarter     Quarter     Quarter      Quarter
                                                                           1995         1995        1995        1995
                                                                         --------    --------     -------    --------
Revenues                                                                 $   933      $   757     $    73     $   512
Expenses                                                                      95          100          98          98
                                                                         --------    --------     -------    --------
Income (loss) before allocation of minority interest                         838          657         (25)        414
Allocation of minority interest                                                5            4          (2)          4
                                                                         --------    --------     -------    --------
         Net income (loss)                                               $   833      $   653     $   (23)    $   410
                                                                         ========    ========      ======    ========
         Net assets                                                      $ 7,821      $ 8,365     $ 8,139     $ 7,768
                                                                         ========    ========      ======    ========
Partnership units outstanding, end of period                               8,286        8,180       7,981       7,251
                                                                         ========    ========      ======    ========
Net asset value per unit, end of period                                  $   944      $ 1,023     $ 1,020     $ 1,071
                                                                         ========    ========      ======    ========

   The accompanying notes are an integral part of these combined statements.

                    Report of Independent Public Accountants

To the Partners of
The Four Seasons Fund II L.P.:

We have audited the accompanying combined statement of financial condition of The Four Seasons Fund II L.P. (the "Partnership") and Affiliate as of December 31, 1994 and the related combined statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The combined financial statements of the Partnership for the period from February 16, 1993 were audited by other auditors, whose report, dated January 28, 1994 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1994 financial statements present fairly, in all material respects, the financial position of The Four Seasons Fund II L.P. and Affiliate as of December 31, 1994 and the combined results of their operations and their combined cash flows for the year then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
March 15, 1995



   The accompanying notes are an integral part of these combined statements.