Form 10-Q
period 1997-03-31
FOUR SEASONS FUND II L P
filed 1997-05-15
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1997

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

                                     Yes X                             No

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                          MAR  31           DEC 31
                                                                           1997              1996
                                                                        ------------      ------------
                ASSETS:

                        Cash                                            $          0      $          0

                        Net Receivable From Commodity Broker:

                                Receivable For Cash Retained                 698,663           718,595

                                Net Unrealized Gains on                      (15,714)           28,290
                                 Open Futures Contracts

                                Net Unexpired Option Premiums                 30,650                 0

                                Accrued Interest Receivable                    2,613             3,058

                        U.S. Treasury Strip Securities                     4,185,055         4,816,886
                                                                        ------------      ------------
                                (Cost plus Accrued)



                TOTAL ASSETS                                            $  4,901,267      $  5,566,829
                                                                        ============      ============

                LIABILITIES:

                        Accrued Brokerage Commissions                   $     10,766      $     23,692

                        Accrued Advisory Fees                                  4,064             4,603

                        Accrued Sponsor Fees                                   3,127             7,145

                        Other Accrued Expenses                                10,748            11,645

                        Redemptions Payable                                2,244,069           595,229
                                                                        ------------      ------------

                                                                           2,272,774           642,314


                        Minority interest in Trading Company                  14,953            13,685
                                                                        ------------      ------------

                TOTAL LIABILITIES                                          2,287,727           655,999


                PARTNERS' CAPITAL:

                        General Partner  (86.7171 units - 03/31/97)           88,455            89,423
                                             (86.7171 units - 12/31/96)
                        Limited Partners  (2475.4971  units - 03/31/97)    2,525,085         4,821,407
                                             (4675.4971 units - 12/31/96)
                                                                        ------------      ------------

                TOTAL PARTNER'S CAPITAL                                    2,613,540         4,910,830
                                                                        ------------      ------------


                TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $  4,901,267      $  5,566,829
                                                                        ============      ============

                PARTNERSHIP UNITS OUTSTANDING                              2,562.214         4,762.214
                                                                        ============      ============

                NET ASSET VALUE PER PARTNERSHIP UNIT                    $  1,020.03       $  1,031.21
                                                                        ============      ============



The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND DECEMBER 31, 1996.




                                                                           Three months            Three months
                                                                          ended 03/31/97          ended 12/31/96
                                                                          --------------          --------------
REVENUES
        Trading Profit (Loss)
                Net realized gains (losses)                               $      165,745         $     309,764
                Net option premiums                                              (40,800)              (91,050)
                Net change in unrealized gains on open futures contracts         (44,004)             (122,382)
                Net change in unexpired options                                   30,650                44,025
                                                                          --------------         -------------
                      Total Trading Results                                      111,591               140,357

        Gain (loss) on sale of U.S. Treasury Strip Securities                     11,063                11,858
        Interest income                                                           77,380                88,041
                                                                          --------------         -------------
                      Total Revenues                                             200,034               240,256


EXPENSES
        Brokerage commissions                                                     31,802                35,544
        Management fees                                                           12,480                13,889
        Sponsor fees                                                               9,371                10,428
        Administrative expenses                                                    7,845                 7,326
                                                                          --------------         -------------
                      Total Expenses                                              61,498                67,187
                                                                          --------------         -------------
INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                             138,536               173,069

ALLOCATION OF MINORITY INTEREST                                                   (1,268)               (1,605)
                                                                          --------------         -------------
NET INCOME (LOSS)                                                               $137,268              $171,464
                                                                          ==============         =============
        Limited Partners                                                         134,768               168,679
        General Partner                                                            2,500                 2,785
        Net income (loss) per unit                                                $28.82                $32.11



The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND DECEMBER 31, 1996.



                                           UNITS OF
                                         PARTNERSHIP
                                           INTEREST     LIMITED PARTNERS   GENERAL PARTNER       TOTAL

PARTNERS' CAPITAL, SEPTEMBER 30, 1996      5,339.430        5,247,956           86,637          5,334,593


  Capital Contributions                            -                -                -                  -


  Capital Withdrawals                       (577.216)        (595,229)               -           (595,229)


  Capital Distributions                            -                -                -                  -


  Net Income                                       -          168,679            2,785            171,464
                                          ----------       ----------      -----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996       4,762.214        4,821,407           89,423          4,910,830
                                          ==========       ==========      ===========         ==========

  Capital Contributions                                             -                -                  -


  Capital Withdrawals                     (2,200.000)      (2,244,069)               -         (2,244,069)


  Capital Distributions                            -         (187,020)          (3,469)          (190,489)


  Net Income                                       -          134,768            2,500            137,268
                                          ----------       ----------      -----------         ----------

PARTNERS' CAPITAL, MARCH 31, 1997          2,562.214        2,525,085           88,454          2,613,539
                                          ==========       ==========      ===========         ==========

NET ASSET VALUE PER PARTNERSHIP UNIT:

  September 30, 1996:
     Amount                                  $999.09
     Units outstanding                     5,339.430


  December 31, 1996:
     Amount                                $1,031.21
     Units outstanding                     4,762.214


  March 31, 1997:
     Amount                                $1,020.03
     Units outstanding                     2,562.214




The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1997.


                                                                       Three months
                                                                      ended 3/31/97
                                                                      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income                                                     $   137,268

        Adjustments To Reconcile Net Income To
        Net Cash Used In Operating Activities:
                Net Change In Unrealized Gains
                  On Futures Contracts                                      44,004
                Net Change In Unrealized
                  Option Premiums                                          (30,650)
                Accrued Interest From U.S. Treasury
                  Strip Securities                                         (69,433)
                Gain on Sale of U.S. Treasury
                  Strip Securities                                         (11,063)

                (Increase) Decrease In Operating Assets:
                  Net Receivable From Commodity
                    Broker For Cash Retained                                19,932
                  Net Receivable From Commodity
                    Broker For Interest Receivable                             445

                Increase (Decrease) In Operating Liabilities:
                  Accrued Brokerage Commissions                            (12,926)
                  Accrued Advisory Fees                                       (539)
                  Accrued Sponsor Fees                                      (4,018)
                  Other Accrued Expenses                                      (897)
                  Redemptions Payable                                    1,648,840

                Allocation of Income to Minority Interest                    1,268
                                                                        ----------

                   Net cash (used in) provided by operating activities   1,584,963

NET CASH FLOWS FROM FINANCING ACTIVITIES
                Limited Partner Additions                                        -
                Limited Partner Redemptions                             (2,244,069)
                Partner Distributions                                     (190,489)
                   Net cash (used in) provided by financing activities  (2,434,558)

NET CASH FLOWS FROM INVESTING ACTIVITIES
                Maturity of U.S. Treasury Strip                            192,000
                Sale of U.S. Treasury Strip Securities                     520,327
                                                                        ----------
                   Net cash (used in) provided by investing activities     712,327

NET INCREASE IN CASH                                                             -

CASH AT BEGINNING OF PERIOD                                                      -
                                                                        ----------


CASH AT END OF PERIOD                                                            -
                                                                        ==========


The Accompanying Notes Are An Integral Part Of The Financial Statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997:



         (A)                                 MAR 31               DEC 31
                                              1997                 1996
                                           ----------           ----------

                  PARTNERS' CAPITAL        $2,613,540           $4,910,830


                  Partners' Capital decreased $2,297,290 due primarily to net capital withdrawals of $ 2,244,069 and operating expenses of $ 61,498. The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the value of the U.S. Treasury Strip Securities' interest income of $ 69,433 , realized market gains of $ 11,063 from the sale of Treasury Strip Securities, and from the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 111,591. Largest gains from futures trading were concentrated in the financial and currency markets, namely the S&P 500, US Dollar Index, and the Swiss franc, Deutsche mark, and Japanese yen futures contracts. Significant trading gains were also attributed to currency forwards.



         (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of March 31, 1997, the market value of the U.S. Treasury Strip Securities is $ 4,195,668 and the value of said securities at cost plus accrued interest is $ 4,185,055 (as shown on the Combined Statement of Financial

                  Condition). As of December 31, 1996, the market value of the U.S. Treasury Strip Securities was $ 4,951,659 and the value of said securities at cost plus accrued interest was $ 4,816,886.

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

                                           THE FOUR SEASONS FUND II L.P.
                                                   (Registrant)

                                    By      JAMES RIVER MANAGEMENT CORP.
                                            (General Partner)

                                    By      /s/ Edward M. Jasinski
                                            ----------------------
                                            Edward M. Jasinski
                                            Director of Fund Administration