Form 10-Q
period 1997-06-30
FOUR SEASONS FUND II L P
filed 1997-08-14
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                        JUNE 30                    MAR 31
                                                                          1997                      1997
                                                                      -------------           -----------
ASSETS:

            Cash                                                     $            0          $          0

            Net Receivable From Commodity Broker:

                       Receivable For Cash Retained                         326,991               698,663

                       Net Unrealized Gains on                               77,387               (15,714)
                        Open Futures Contracts

                       Net Unexpired Option Premiums                              0                30,650

                       Accrued Interest Receivable                              943                 2,613

            U.S. Treasury Strip Securities                                2,345,784             4,185,055
                                                                      -------------           -----------
                       (Cost plus Accrued )



TOTAL ASSETS                                                         $    2,751,105          $  4,901,267
                                                                      =============           ===========


LIABILITIES:

            Accrued Brokerage Commissions                            $       16,698          $     10,766

            Accrued Advisory Fees                                             2,263                 4,064

            Accrued Sponsor Fees                                              5,002                 3,127

            Other Accrued Expenses                                           13,358                10,748

            Redemptions Payable                                             115,769             2,244,069
                                                                      -------------           -----------
                                                                            153,090             2,272,774

            Minority interest in Trading Company                             17,193                14,953
                                                                      -------------           -----------


TOTAL LIABILITIES                                                           170,283             2,287,727


PARTNERS' CAPITAL:

            General Partner  (86.7171 units - 06/30/97)                      91,265                88,455
                                    (86.7171 units - 03/31/97)
            Limited Partners  (2365.4971  units - 06/30/97)               2,489,557             2,525,085
                                    (2475.4971 units - 03/31/97)
                                                                      -------------           -----------

TOTAL PARTNER'S CAPITAL                                                   2,580,822             2,613,540
                                                                      -------------           -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $    2,751,105          $  4,901,267
                                                                      =============           ===========

PARTNERSHIP UNITS OUTSTANDING                                             2,452.214             2,562.214
                                                                      =============           ===========

NET ASSET VALUE PER PARTNERSHIP UNIT                                 $     1,052.45          $   1,020.03
                                                                      =============           ===========

    The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND MARCH 31, 1997.




                                                                                   Three months             Three months
                                                                                  ended 06/30/97           ended 03/31/97
                                                                                  --------------           --------------
REVENUES
            Trading Profit (Loss)
                        Net realized gains (losses)                               $   16,671               $    165,745
                        Net option premiums                                            3,194                    (40,800)
                        Net change in unrealized gains on open futures contracts      93,100                    (44,004)
                        Net change in unexpired options                              (30,650)                    30,650
                                                                                   ----------               ------------

                              Total Trading Results                                   82,315                    111,591

            Gain (loss) on sale of U.S. Treasury Strip Securities                     (1,962)                    11,063
            Interest income                                                           42,502                     77,380
                                                                                   ----------               ------------

                              Total Revenues                                         122,855                    200,034


EXPENSES
            Brokerage commissions                                                     17,030                     31,802
            Management fees                                                            6,658                     12,480
            Sponsor fees                                                               5,002                      9,371
            Administrative expenses                                                    8,873                      7,845
                                                                                   ----------               ------------

                              Total Expenses                                          37,563                     61,498
                                                                                   ----------               ------------

INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                                  85,292                    138,536

ALLOCATION OF MINORITY INTEREST                                                       (2,240)                    (1,268)
                                                                                   ----------               ------------

NET INCOME (LOSS)                                                                    $83,052                   $137,268
                                                                                   ==========               ============

            Limited Partners                                                          80,241                    134,768
            General Partner                                                            2,811                      2,500
            Net income (loss) per unit                                                $32.41                     $28.82



    The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1997, AND MARCH 31, 1997.




                                        UNITS OF
                                       PARTNERSHIP
                                        INTEREST      LIMITED PARTNERS  GENERAL PARTNER     TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 1996   4,762.2140        4,821,407          89,423        4,910,830


  Capital Contributions                         -                -               -                -


  Capital Withdrawals                 (2,200.0000)      (2,244,069)              -       (2,244,069)


  Capital Distributions                         -         (187,020)         (3,469)        (190,489)


  Net Income                                    -          134,768           2,500          137,268
                                       ----------     ------------      ----------     ------------


PARTNERS' CAPITAL, MARCH 31, 1997       2,562.214        2,525,085          88,454        2,613,539
                                       ==========     ============      ==========     ============


  Capital Contributions                                          -               -                -


  Capital Withdrawals                   (110.0000)        (115,769)              -         (115,769)


  Capital Distributions                         -                -               -                -


  Net Income                                    -           80,241           2,811           83,052
                                       ----------     ------------      ----------     ------------


PARTNERS' CAPITAL, JUNE 30, 1997        2,452.214        2,489,557          91,265        2,580,822
                                       ==========     ============      ==========     ============



NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1996:
     Amount                             $1,031.21
     Units outstanding                  4,762.214


  March 31, 1997:
     Amount                             $1,020.03
     Units outstanding                  2,562.214


  June 30, 1997:
     Amount                             $1,052.45
     Units outstanding                  2,452.214



    The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND MARCH 31, 1997.



                                                                                  Three months     Three months
                                                                                 ended 6/30/97     ended 3/31/97
                                                                                ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

            Net Income                                                         $        83,052          137,268

            Adjustments To Reconcile Net Income To
            Net Cash Used In Operating Activities:
                       Net Change In Unrealized Gains
                         On Futures Contracts                                          (93,100)          44,004
                       Net Change In Unrealized
                         Option Premiums                                                30,650          (30,650)
                       Accrued Interest From U.S. Treasury
                         Strip Securities                                              (39,314)         (69,433)
                       Gain on Sale of U.S. Treasury
                         Strip Securities                                                1,962          (11,063)

                       (Increase) Decrease In Operating Assets:
                         Net Receivable From Commodity
                           Broker For Cash Retained                                    371,672           19,932
                         Net Receivable From Commodity
                           Broker For Interest Receivable                                1,670              445

                       Increase (Decrease) In Operating Liabilities:
                         Accrued Brokerage Commissions                                   5,932          (12,926)
                         Accrued Advisory Fees                                          (1,800)            (539)
                         Accrued Sponsor Fees                                            1,875           (4,018)
                         Other Accrued Expenses                                          2,610             (897)
                         Redemptions Payable                                        (2,128,300)       1,648,840

                       Allocation of Income to Minority Interest                         2,240            1,268
                                                                                ---------------    -------------


                          Net cash (used in) provided by operating activities       (1,843,903)       1,584,963

NET CASH FLOWS FROM FINANCING ACTIVITIES
                       Limited Partner Additions                                             -                -
                       Limited Partner Redemptions                                    (115,769)      (2,244,069)
                       Partner Distributions                                                 -         (190,489)
                                                                                ---------------    -------------

                          Net cash (used in) provided by financing activities         (115,769)      (2,434,558)

NET CASH FLOWS FROM INVESTING ACTIVITIES
                       Maturity of U.S. Treasury Strip                                       -          192,000
                       Sale of U.S. Treasury Strip Securities                        1,876,620          520,327
                                                                                ---------------    -------------
                          Net cash (used in) provided by investing activities        1,876,620          712,327

NET INCREASE IN CASH                                                                         -                -

CASH AT BEGINNING OF PERIOD                                                                  -                -
                                                                                ---------------    -------------



CASH AT END OF PERIOD                                                                        -                -
                                                                                ===============    =============


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

                                    THE FOUR SEASONS FUND II L.P.
                                            (Registrant)

                                    By      JAMES RIVER MANAGEMENT CORP.
                                            (General Partner)

                                    By      Edward M. Jasinski
                                            Director of Fund Administration

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997:



         (A)                              JUN 30           MAR 31
                                           1997             1997
                                         ---------        --------

                  PARTNERS' CAPITAL      $2,580,822       $2,613,540


                  Partners' Capital decreased $ 32,718 due primarily to net capital withdrawals of $ 115,769 and operating expenses of $ 37,563. The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the value of the U.S. Treasury Strip Securities' interest income of $ 39,314, and realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 82,315. Largest gains from futures trading were concentrated in the stock index and financial markets, namely the S&P 500, Nikkei Avg, and Aussie bond instruments.

         (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of June 30, 1997, the market value of the U.S. Treasury Strip Securities is $ 2,401,367 and the value of said securities at cost plus accrued interest is $ 2,345,784 (as shown on the Combined Statement of Financial Condition). As of March 31, 1997, the market value of the U.S. Treasury Strip Securities was $ 4,195,668 and the value of said securities at cost plus accrued interest was $ 4,185,055.