Form 10-Q
period 1997-09-30
FOUR SEASONS FUND II L P
filed 1997-11-17
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

      Delaware
      (State or other jurisdiction of                             #54-1640874
      incorporation or organization)                         (I.R.S. Employer
                                                          Identification No.)

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                                              September 30,                    December 31,
                                                                                  1997                            1996
                                                                          --------------------             -------------------
                                                                                  (Unaudited)

 ASSETS:

             Cash                                                            $       -                  $         -

             Net Receivable From Commodity Broker:

                        Receivable For Cash Retained                                475,335                     717,902

                        Net Unrealized Gains on                                      40,196                      28,290
                         Open Futures Contracts

                        Net Unexpired Options Premiums                              (34,550)                      -

                        Accrued Interest Receivable                                   1,295                       3,058

                        Other                                                           831                         693

             U.S. Treasury Strip Securities (Cost plus Accrued)                   2,289,515                   4,816,886
                                                                           -----------------           -----------------




 TOTAL ASSETS                                                                $    2,772,622             $     5,566,829
                                                                           =================           =================


 LIABILITIES:

             Accrued Brokerage Commissions                                   $        5,414             $        23,692

             Accrued Advisory Fees                                                    4,536                       4,603

             Accrued Sponsor Fees                                                     1,756                       7,145

             Other Accrued Expenses                                                  16,510                      11,645

             Redemptions Payable                                                     55,499                     595,229

                                                                           -----------------           -----------------

                                                                                     83,715                     642,314


             Minority interest in Trading Company                                    22,497                      13,685
                                                                           -----------------           -----------------


 TOTAL LIABILITIES                                                                  106,212                     655,999
                                                                           -----------------           -----------------


 PARTNERS' CAPITAL:

             General Partner  (       86.7171 units - 09/30/97)                      96,255                      89,423
                                     (       86.7171 units - 12/31/96)
             Limited Partners  (2315.4971  units - 09/30/97)                      2,570,155                   4,821,407
                                     (4675.4971 units - 12/31/96)
                                                                           -----------------           -----------------


 TOTAL PARTNERS' CAPITAL                                                          2,666,410                   4,910,830


                                                                           -----------------           -----------------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $    2,772,622             $     5,566,829

                                                                           =================           =================

 PARTNERSHIP UNITS OUTSTANDING                                                    2,402.214                   4,762.214

                                                                           =================           =================

 NET ASSET VALUE PER PARTNERSHIP UNIT                                        $     1,109.98          $         1,031.21

                                                                           =================           =================


   The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.




                                                                    Three months     Three months     Nine months    Nine months
                                                                   ended 09/30/97   ended 09/30/96  ended 09/30/97  ended 09/30/96
                                                                   --------------   --------------  --------------  --------------
REVENUES :
            Trading Profit (Loss) :
                        Net realized gains (losses)                 $   174,588      $    (16,141)    $   357,004     $  (331,645)
                        Net option premiums                              36,249             1,826          (1,357)         (4,698)
                        Net change in unrealized gains on open
                           futures contracts                            (37,191)          116,135          11,906         (10,230)
                        Net change in unexpired options                 (34,550)          (17,025)        (34,550)        (44,025)
                                                                   -------------   ---------------   -------------     -----------

                              Total Trading Profit (Loss)               139,096            84,796         333,003        (390,599)

            Gain (loss) on sale of U.S. Treasury Strip Securities         1,644             1,556          10,745          57,561
            Interest income                                              41,575            98,953         161,457         320,482
                                                                   -------------   ---------------   -------------  --------------

                              Total Revenues (Loss)                     182,315           185,304         505,205         (12,556)


EXPENSES :
            Brokerage commissions                                        17,445            39,362          66,277         130,393
            Management fees                                               6,865            15,665          26,004          50,957
            Sponsor fees                                                  5,156            11,760          19,530          38,258
            Administrative expenses                                       6,458             6,223          23,176          25,149
                                                                   -------------   ---------------   -------------  --------------

                              Total Expenses                             35,924            73,009         134,987         244,757
                                                                   -------------   ---------------   -------------  --------------

INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                    146,391           112,295         370,218        (257,313)

ALLOCATION OF MINORITY INTEREST                                          (5,304)             (333)         (8,812)          8,597
                                                                   -------------   ---------------     -----------  --------------

NET INCOME (LOSS)                                                   $   141,087      $    111,961     $   361,406     $  (248,715)
                                                                   =============   ===============   =============  ==============

            Limited Partners                                        $   136,098      $    110,422     $   351,106     $  (245,927)
            General Partner                                               4,989             1,539          10,300          (2,788)
            Net income (loss) per unit                              $        58      $         18     $       119     $        32



The accompanying notes are an integral part of the combined financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997.





                                                UNITS OF
                                             PARTNERSHIP              LIMITED               GENERAL
                                               INTEREST              PARTNERS               PARTNER                 TOTAL
                                             --------------       ----------------       ---------------        --------------

PARTNERS' CAPITAL, DECEMBER 31, 1996            4,762.2140       $      4,821,407       $        89,423        $    4,910,830


  Capital Withdrawals                          (2,360.0000)            (2,415,337)                    -            (2,415,337)


  Capital Distributions                                  -               (187,020)               (3,469)             (190,489)


  Net Income                                             -                351,106                10,300               361,406
                                             --------------       ----------------       ---------------        --------------


PARTNERS' CAPITAL, SEPTEMBER 30, 1997            2,402.214       $      2,570,155       $        96,255        $    2,666,410


NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1996:
     Amount                                      $1,031.21
     Units outstanding                           4,762.214


  September 30, 1997:
     Amount                                      $1,109.98
     Units outstanding                           2,402.214



   The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.



                                                                                       Nine months          Nine months
                                                                                       ended 9/30/97       ended 9/30/96
                                                                                       ------------        ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:

                  Net Income                                                           $    361,406          (248,715)

                  Adjustments To Reconcile Net Income To
                  Net Cash Used In Operating Activities:
                             Net Change In Unrealized Gains
                               On Futures Contracts                                         (11,906)           10,230
                             Net Change In Unrealized
                               Option Premiums                                               34,550            44,025
                             Accrued Interest From U.S. Treasury
                               Strip Securities                                            (146,246)         (286,867)
                             Gain on Sale of U.S. Treasury
                               Strip Securities                                             (10,745)          (57,561)

                             (Increase) Decrease In Operating Assets:
                               Net Receivable From Commodity
                                 Broker For Cash Retained                                   242,429           818,485
                               Net Receivable From Commodity
                                 Broker For Interest Receivable                               1,763             4,379

                             Increase (Decrease) In Operating Liabilities:
                               Accrued Brokerage Commissions                                (18,278)          (20,185)
                               Accrued Advisory Fees                                            (67)           (8,856)
                               Accrued Sponsor Fees                                          (5,389)           (6,551)
                               Other Accrued Expenses                                         4,865            (8,779)
                               Redemptions Payable                                         (539,730)          187,673

                             Allocation of Income to Minority Interest                        8,812            (8,597)
                                                                                        ------------       -----------


                                Net cash (used in) provided by operating activities        (439,942)          667,395
                                                                                        ------------       -----------
      NET CASH FLOWS FROM FINANCING ACTIVITIES
                             Limited Partner Additions                                            -                 -
                             Limited Partner Redemptions                                 (2,415,337)       (1,894,409)
                             Partner Distributions                                         (190,489)         (290,047)
                                                                                        ------------       -----------
                                Net cash used in financing activities                    (2,605,826)       (2,184,456)
                                                                                        ------------       -----------
      NET CASH FLOWS FROM INVESTING ACTIVITIES
                             Maturity of U.S. Treasury Strip                                192,000           291,000
                             Sale of U.S. Treasury Strip Securities                       2,492,362         1,474,776
                                                                                        ------------       -----------
                                Net cash provided by investing activities                 2,684,362         1,765,776
                                                                                        -----------        -----------
      NET INCREASE IN CASH                                                                        -                 -

      CASH AT BEGINNING OF PERIOD                                                                 -                 -
                                                                                        ------------       -----------



      CASH AT END OF PERIOD                                                                       -                 -
                                                                                        ============       ===========

The accompanying notes are an integral part of the combined financial statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996:



         (A)                             SEPTEMBER 30,       SEPTEMBER 30,
                                             1997                1996
                                           ---------           --------

                  PARTNERS' CAPITAL        $2,666,410         $5,334,594


                  For the nine month period ending September 30, 1997, Partners' Capital decreased $ 2,244,420, due primarily to net withdrawals of $ 2,415,337 and operating expenses of $ 134,987. The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S. Treasury Strip Securities' interest of $ 146,246 and the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 333,003. Largest gains in futures trading were concentrated in the financial and currency markets, namely the S&P 500 Index, Deutsche mark, and U.S. Dollar index contracts.


                  In comparison, for the nine month period ended September 30, 1996, Partners' capital decreased $ 2,433,171 due to net withdrawals of $ 1,894,409, operating expenses of $ 244,757, and net trading losses of ($390,599). The appreciation in the U.S. Securities' interest of $ 286,866 as well as the realized trading gain of $ 57,561 due to the partial sales of said securities helped to offset this decrease in capital. Losses from trading during this period were concentrated in the financial markets, namely the 10- year note and U.S. T-Bond contracts.

                  For the three month period ending September 30, 1997, Partners' Capital increased $ 85,588, due to trading gains of $ 139,096 and the appreciation of the U.S Treasury Strip Securities' interest of $ 37,499. Trading profits resulted from futures trading (S&P 500) and currencies (Japanese yen). For the three months ended September 30, 1996, Partner's Capital decreased $ 857,161 due to net withdrawals of $ 969,122 and operating expenses of $ 73,009. Trading gains on futures contracts and currency forwards of $ 84,796 as well as the appreciation of the U.S. Securities' interest of $ 90,433 helped to offset the net decrease in capital for this period.


         (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of September 30, 1997, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 2,289,515 and the value of said securities at market value is $ 2,376,283. As of December 31, 1996, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 4,816,886 and the market value was $ 4,951,659.

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