Form 10-K405
period 1997-12-31
FOUR SEASONS FUND II L P
filed 1998-03-31
CIK 884180

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


        ____
       / X /  Annual Report Pursuant to Section 13 or 15(d)
       ____   of the Securities Exchange Act of 1934 [Fee Required]

                 For the Fiscal Year Ended:  December 31, 1997

                                       OR
        ____
       /___/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission File Number:  0-21286

                         THE FOUR SEASONS FUND II L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                             54-1613165
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

                       c/o JAMES RIVER MANAGEMENT CORP.
                                103 Sabot Park
                         Manakin-Sabot, Virginia 23103
                 ---------------------------------------------
                   (Address of principal executive offices)

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

     Yes             No   X
          -----         -----

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

                                 PART I
                                 ------

Item 1.   Business
          ---------
     (a)  General development of business
          ---------------------------------
          The Four Seasons Fund II L.P. (the "Partnership") is a limited partnership organized on February 13, 1992 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Delaware Revised Uniform Limited Partnership Act. The Partnership was funded through an offering of Units of Limited Partnership Interest ("Units"). Limited Partners are referred to herein as "Unitholders." The Partnership implements asset allocation strategies by trading approximately 17% of its original assets in the futures, forward and options markets through an affiliated limited partnership (the "Trading Company") of which the Partnership is the sole limited partner, while maintaining its remaining assets in a guaranteed distribution pool.

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

          E. D. & F. Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"), although Kidder, Peabody & Co. Incorporated was the commodity broker until January 30, 1995. The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $96,767 invested as of December 31, 1997. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $21,076 at December 31, 1997.

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

          At the commencement of trading, the Partnership's assets were allocated as follows: approximately 17% was invested in the Trading Company and approximately 83% was invested in United States Treasury Strip Notes as the Partnership's guaranteed distribution pool. The guaranteed distribution pool is intended to assure each investor a 4% annual distribution and return of initial net capital contribution at the end of the Partnership's approximately 10-year time horizon.

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

Regulation
----------

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

     (b)  Financial information about industry segments
          ----------------------------------------------
          The Partnership's business constitutes only one segment, speculative trading of forward and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the years ended December 31, 1997, 1996, 1995 and 1994 and the period ending December 31, 1993 are set forth under

"Item 6.  Selected Financial Data."
          -------------------------

     (c)  Narrative description of business
          ----------------------------------

          (1)  See Items 1(a) and (b) above.

               (i)  through (xii) - not applicable.

               (xiii) - the Partnership has no employees.

     (d)  Financial information about foreign and domestic operations and export
          ----------------------------------------------------------------------
          sales
          -----

          The Partnership does not engage in sales of goods or services. See "Item 1(b). Financial information about industry segments."
             -----------------------------------------------

Item 2.   Properties
          -----------

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

          (5) Provides to each Unitholder tax information necessary for the preparation of his/her annual federal income tax return and such other information as the CFTC may by regulation require.

          (6) Performs secretarial and other clerical duties and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

          (7)  Administers the redemption of Units.

          (8)  Administers the annual distribution.

Item 3.   Legal Proceedings
          -----------------

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

          (a) Market Information. There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth full calendar quarter of the Partnership's operations were subject to a redemption charge of 2%, 1% or 0% depending on the amount of selling commissions paid by the Unitholder. Requests for redemption must be received by the General Partner ten days before the redemption date. Through December 31, 1997 there were redemption charges of $1,045 paid to the Partnership.

          Holders.  As of December 31, 1997 there were 51 holders of Units.
          --------

          Dividends.  The Partnership will make a $40 per Unit annual
          ----------
distribution to each Unitholder, the first distribution having been made on March 4, 1994 to Unitholders of record on February 16, 1994; the second distribution having been made on February 23, 1995 to Unitholders of record on February 16, 1995; the third distribution having been made on February 23, 1996 to Unitholders of record on February 23, 1996; the fourth distribution having been made on February 18, 1997 to Unitholders of record on February 18, 1997. Except for the distribution referred to above, no other dividends have been made or are contemplated.

          (b)  Not Applicable.

Item 6.   Selected Financial Data
          -----------------------

          The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1997, 1996, 1995 and 1994 and the period ended December 31, 1993. For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or (2) market value.

                                                             For the Years Ended
                                --------------------------------------------------------------------------    Period Ended
                                December 31, 1997  December 31, 1996  December 31, 1995  December 31, 1994  December 31, 1993
                                -----------------  -----------------  -----------------  -----------------  -----------------
Revenues:
Gain (loss) on trading of
  Commodities Positions             $  330,164        $ (250,241)         $1,205,872        $  (788,637)       $   938,021

Interest Income                        202,467           408,523             519,388            570,942            574,525
Redemption income                            0                 0                   0                  0              1,045
Realized gain (loss) on U.S.
  Treasury Strip Notes                  14,148            69,419              (7,719)           (87,300)                 0
Unrealized gain (loss) on U.S.
  Treasury Strip Notes                       0                 0             557,725           (557,725)                 0
                                    ----------        ----------          ----------        -----------        -----------
Total revenue                          546,779           227,701           2,275,266           (862,720)         1,513,591

Expenses:
Organizational Costs                         0                 0                   0                  0            226,925
Brokerage commissions
  and fees                              83,269           165,938             211,672            257,170            278,969
Management Fees                         32,675            64,846              83,141             96,466            103,313
Incentive Fees                               0                 0                   0                  0             80,555
GP Fees                                 24,536            48,685              62,416             72,412             77,556
Operating Expenses                      23,311            32,475              33,859             25,627             40,865
                                    ----------        ----------          ----------        -----------        -----------
     Total Expenses                    163,791           311,944             391,088            451,675            808,183
                                    ----------        ----------          ----------        -----------        -----------

Income (loss) before
  allocation of Minority
  Interest                             382,988           (84,243)          1,884,178         (1,314,395)           705,408
Minority Interest
  operating (income) loss              ($7,391)            6,992             (11,213)            14,840             (4,304)
                                    ----------        ----------          ----------        -----------        -----------

Net income (loss)                   $  375,597        $  (77,251)         $1,872,965        $(1,299,555)       $   701,104
                                    ==========        ==========          ==========        ===========        ===========

Net income (loss)
  allocated to
  General Partner                       10,813                (3)             19,503            (16,261)             7,422
                                    ==========        ==========          ==========        ===========        ===========

Net income (loss)
  allocated to
  Limited Partners                     364,784           (77,248)          1,853,462         (1,283,294)          (693,682)
                                    ==========        ==========          ==========        ===========        ===========

Net Income (loss)
  per Unit
(for a Unit
 outstanding
 throughout the
 year/period)                           124.68              (.03)             227.14            (135.51)             61.85
                                    ==========        ==========          ==========        ===========        ===========

Total assets                        $2,724,165        $5,566,829          $8,652,018        $ 7,768,405        $12,029,362
                                    ==========        ==========          ==========        ===========        ===========

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Reference is made to "Item 6.  Selected Financial Data" and "Item 8.
                                         -----------------------
Financial Statements and Supplementary Data."  The information contained therein
-------------------------------------------
is essential to, and should be read in conjunction with, the following analysis.

Liquidity
---------

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

Capital Resources
-----------------

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

Results of Operations
---------------------

          Operating results show a gain of +$375,597 for the year ended
December 31, 1997. The Net Asset Value per Unit as of December 31, 1997 was $1,115.89. The significant components of this aggregate gain were gains on trading of futures and options. The net gain on trading of futures and options was +$330,164 (combined realized and unrealized) for the year, with the most significant declines due to trading in soybean oil contracts (-$24,014) and in sugar contracts (-$15,902) and the most significant increases due to S&P 500 contracts (+$92,800) and dollar indices (+$32,700). The remaining gain of +$244,580 is the net result of smaller trading gains and losses in approximately forty other markets. The increase in the market value of the bonds in the guaranteed distribution pool totaled $14,148 (combined realized and unrealized); the increase in accrued interest on same securities was $202,467. The combined gain of these operating activities (+$546,779), less operating expenses of $163,791, plus the allocation of minority interest in the affiliated Trading Company (-$7,391), equals the total aggregate Partnership gain of +$375,597.

          Operating results show a loss of -$77,251 for the year ended
December 31, 1996. The Net Asset Value per Unit as of December 31, 1996 was $1,031.21. The significant components of this aggregate loss were losses on trading of futures and options. The net loss on trading of futures and options was -$250,241 (combined realized and unrealized) for the year, with the most significant declines due to trading in U.S. Treasury Bond contracts (-$134,103) and in coffee contracts (-$57,004) and the most significant increases due to 10-year Note contracts (+$86,078) and corn contracts (+$62,976). The remaining loss of -$208,188 is the net result of smaller trading gains and losses in approximately forty other markets. The increase in the market value of the bonds in the guaranteed distribution pool totaled $69,419 (combined realized and unrealized); the increase in accrued interest on same securities was $408,523. The combined gain of these operating activities (+$227,701), less operating expenses of $311,944, plus the allocation of minority interest in the affiliated Trading Company (+$6,992), equals the total aggregate Partnership loss of -$77,251.

          Operating results show a gain of $1,872,965 for the year ended December 31, 1995. The Net Asset Value per Unit as of December 31, 1995 was $1,071.24. The significant components comprising this aggregate gain were attributable to the trading of futures and options, and the increase in the value of bonds held in the guaranteed distribution pool. The net gain on trading of futures and options was $1,205,872 (combined realized and unrealized) for the year, with the most significant gains due to trading in the Standard & Poor's 500 index contracts (+$361,943), U.S. Treasury Bond contracts (+$166,285), 5-Year CBOT Note contracts (+$236,258), 10-Year Note contracts (+$181,531), and 2-Year T-Note contracts (+$61,173); the remaining net gain of $198,682 is the net result of smaller trading gains and losses in approximately thirty-five other markets. The increase in market value of the bonds in the guaranteed distribution pool totaled $550,006 (combined realized and unrealized); the increase in accrued interest on same securities was $519,388. The combined gain of these operating activities (+$2,275,266), less operating expenses of $391,088, less the allocation of minority interest in the affiliated Trading Company ($11,213), equals the total aggregate Partnership gain of $1,872,965. Operating expenses were down from the prior year ($391,088 versus $451,675) due to the downsizing of the Partnership through partner redemptions.

          As disclosed in the Prospectus of the Partnership, there is a risk of loss inherent in the speculative nature of the futures and options trading activity. Past performance is not necessarily indicative of future prospects for profitability. As also disclosed in the Prospectus of the Partnership, the value of the bonds in the guaranteed distribution pool is subject to interim declines in market value. However, if an investment in the Partnership is held to the end of its defined time horizon, thereby allowing all bonds in the guaranteed distribution pool to liquidate upon maturity, an investor will realize an annual 4% distribution plus a full return of his/her initial capital investment .

          Inflation is not a significant factor in the Partnership's profitability.

The Year 2000 Computer Issue
----------------------------

          Many computer applications currently in use were designed and developed using two digits to identify the year. These programs were implemented without considering the impact of the change in the century. Consequently, these computer applications could fail or create erroneous results if not corrected.

          The General Partner is currently in the process of ensuring that all of its computer systems are Year 2000 compliant. The General Partner anticipates that it will be Year 2000 compliant by Spring 1999. The cost of addressing the Year 2000 issue is expected to be immaterial. However, the failure of securities exchanges, clearing organizations, vendors, clients or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. The General Partner, not the Fund, will absorb all costs related to adopting computer applications for the Year 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          -----------------------------------------------------------

          The required disclosure is included in the 1997 Annual Report, Footnote 7.--Financial Instruments With Market and Credit Risks and
             ------------------------------------------------------
Concentrations of Credit Risk, a copy of which is filed herein as Exhibit 13(a).
-----------------------------

Item 8.   Financial Statements and Supplementary Data
          --------------------------------------------

          Financial statements required by this Item are included in the Exhibit 13(a) filed herewith.

          The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Arthur Andersen LLP has served as the Partnership's independent public accountants since 1995. Results for 1997, 1996 and 1995 have been audited by Arthur Andersen LLP.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

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

Item 11.  Executive Compensation
          ----------------------

          The Partnership and the Trading Company have no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment. E. D. & F. Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General development of business."
                                             --------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Security ownership of certain beneficial owners
          -----------------------------------------------

          The Partnership knows of three Unitholders who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

     Name and Address               Number of Units   Percentage of Units
     ----------------               ---------------   --------------------

Kosman Inc.                              125.00               5.23%
190498 CR-G
Scottbluff, NE 69361

Betty C. LaRoe IRA Rollover              210.89               8.83%
P.O. Box 69
Terrell, TX 75160

James K. LaRoe IRA Rollover              217.82               9.12%
P.O. Box 69
Terrell, TX 75160

          Security ownership of management
          --------------------------------

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 86.717 Unit-equivalents valued at $96,767 as of December 31, 1997, 3.63% of the Partnership's total equity. The General Partner also owned a $21,076 interest in the Trading Company as of such date.

          Changes in control
          ------------------

          None.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          See "Item 11.  Executive Compensation" and "Item 12. Security
                         -----------------------               --------
Ownership of Certain Beneficial Owners and Management."
-------------------------------------------------------

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          --------------------------------------------
          Reports on Form 8-K
          -------------------

     (a)(1)  Financial Statements
             --------------------

          The required financial statements are included in the 1997 Annual Report, a copy of which is filed herein as Exhibit 13(a).

     (a)(2)  Financial Statement Schedules
             -----------------------------

          All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K
             --------------------------------------------------

          (3)  Articles of Incorporation and By-laws
               -------------------------------------

          a. Limited Partnership Agreement of the Partnership dated as of February 13, 1992, amended and restated as of September 8, 1992.

          b. Amended and Restated Certificate of Limited Partnership of the Partnership.

          c. Certificate of Amendment to Certificate of Limited Partnership of the Partnership.

          (10)  Material Contracts
                ------------------

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

          The above exhibits are incorporated herein by reference from the
          ----------------------------------------------------------------
Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-45938)
-------------------------------------------------------------------------------
and declared effective as of September 8, 1992, except that (1) the Limited
---------------------------------------------------------------------------
Partnership Agreement is incorporated by reference from the Prospectus dated
----------------------------------------------------------------------------
September 8, 1992 filed pursuant to Rule 424(b), (2) the Certificate of
-----------------------------------------------------------------------
Amendment to Certificate of Limited Partnership of the Partnership is
---------------------------------------------------------------------
incorporated by reference from the Partnership's Annual Report on Form 10-K for
-------------------------------------------------------------------------------
the Fiscal Year Ended December 31, 1994 and (3) the Assignment and Assumption
-----------------------------------------------------------------------------
Agreement is  incorporated by reference from the Partnership's Annual Report on
-------------------------------------------------------------------------------
10-K for the for the Fiscal Year Ended December 31,1994.
--------------------------------------------------------

          (13) 1997 Annual Report and Independent Auditors' Reports -- filed herewith as Exhibit 13(a).

          (16) Letter regarding change in certified public accountants is incorporated by reference to the Partnership's Report on Form 8-K dated November 10, 1995.

     (b)  Reports on Form 8-K
          -------------------

          The Partnership filed a report on Form 8-K dated November 10, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.


                         THE FOUR SEASONS FUND II L.P.

                         By: James River Management Corp.,
                             General Partner

                         By: /s/ PAUL H. SAUNDERS
                             --------------------
                             Paul H. Saunders
                             Chairman and Chief Executive Officer


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     Signature           Title With Registrant              Date
     ---------           ---------------------              ----


/s/ PAUL H. SAUNDERS     Chairman and Chief             March 30, 1998
--------------------     Executive Officer
Paul H. Saunders         (Principal Executive Officer
                         and Chief Operating Officer)


/s/ KEVIN M. BRANDT      President, Treasurer and        March 30, 1998
--------------------     Director (Principal Financial
Kevin M. Brandt          and Accounting Officer)


          (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)


JAMES RIVER MANAGEMENT CORP.  General Partner            March 30, 1998
                              of Registrant

By: /s/ KEVIN M. BRANDT
    -------------------
    Kevin M. Brandt
    President

                         THE FOUR SEASONS FUND II L.P.
                                1997 FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------

                               EXHIBIT                                PAGE
                               -------                                ----
Exhibit 13(a)   1997 Annual Report and Independent
                  Auditors' Reports                                   E-1

Exhibit 27      Financial Data Schedule