Form 10-Q
period 1998-03-31
FOUR SEASONS FUND II L P
filed 1998-05-15
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1998

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

                                     Yes [X]     No [ ]

                          JAMES RIVER MANAGEMENT CORP.
                         103 SABOT PARK, 58 BROAD ST. RD
                             MANAKIN-SABOT, VA 23103
                         804)784-4500 FAX:(804)784-6771






March 14, 1998


Securities and Exchange Commission
Attn:  1934 Act Filing Desk
450 Fifth Street - Northwest
Washington, D.C.  20549


RE:  Form 10-Q for THE FOUR SEASONS FUND II L.P.
     Commission File No. 0-21286

Dear Sirs:

Enclosed for filing on behalf of THE FOUR SEASONS FUND II L.P. are eight (8) signed copies of its Form 10-Q Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934, for the three months ended March 31, 1998.

Very truly yours,




Edward M. Jasinski
Director of Fund Administration,
JAMES RIVER MANAGEMENT CORP.


Encls. 8 copies - Form 10-Q -
THE FOUR SEASONS FUND II L.P. - 3/31/98



cc:      William Kerr (Sidley & Austin)
         Paul Saunders
         Kevin Brandt
         Robert T. Eads
         Keith Middleton (Arthur Andersen)

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

                                           THE FOUR SEASONS FUND II L.P.
                                                   (Registrant)

                                    By      JAMES RIVER MANAGEMENT CORP.
                                            (General Partner)

                                    By     Edward M. Jasinski
                                            Director of Fund Administration

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997:



         (A)                                   MARCH 31,            MARCH 31,
                                                 1998                 1997
                                             ------------         ------------

                  PARTNERS' CAPITAL          $ 2,646,249           $ 2,613,540


          For the three month period ending March 31, 1998, Partners' Capital decreased $ 19,342, due primarily to net withdrawals of $ 56,573 and operating expenses of $ 37,388. The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S. Treasury Strip Securities' interest of $ 36,796 and the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 133,190. Largest gains in futures trading were concentrated in the financial and currency markets, namely the S&P 500 Index, and U.S. Dollar index contracts.




          In comparison, for the three month period ended March 31,1997, Partners' capital decreased $ 2,297,290 due to net withdrawals of $ 2,244,069 and operating expenses of $ 61,498. The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the U.S. Securities' interest of $ 69,433, realized market gains of $ 11,063 from the sale of Treasury Strip Securities, and from the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency fowards of $ 111,591. Largest gains from futures trading were concentrated in the financial and currency markets, namely the S&P 500, US Dollar Index, and the Swiss franc, Deutsche mark, and Japanese yen futures contracts. Significant trading gains were also attributed to currency fowards.


     (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of March 31, 1998, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 2,208,275 and the value of said securities at market value is $ 2,234,069. As of March 31, 1997, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 4,185,055 and the market value was $ 4,195,668.

  FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

  THE FOUR SEASONS FUND II L.P.

  COMBINED STATEMENTS OF FINANCIAL CONDITION


                                                                                   March 31,              December 31,
                                                                                      1998                    1997
                                                                                 ---------------        -----------------
                                                                                  (Unaudited)

ASSETS:


            Net Receivable From Commodity Broker:

                       Receivable For Cash Retained                              $       482,362        $         435,891

                       Net Unrealized Gain on                                             76,036                   32,663
                        Open Futures Contracts

                       Net Unexpired Option Premiums                                         -                    (29,400)

                       Accrued Interest Receivable                                         1,580                    1,116

                       Other                                                                 -                        914

            U.S. Treasury Strip Securities (Cost plus Accrued)                         2,208,275                2,282,981
                                                                                  ---------------        -----------------




TOTAL ASSETS                                                                     $     2,768,253        $       2,724,165
                                                                                  ===============        =================


LIABILITIES:

            Accrued Brokerage Commissions                                        $        16,281        $           5,637

            Accrued Advisory Fees                                                          4,561                    4,461

            Accrued Sponsor Fees                                                           5,209                    1,753

            Other Accrued Expenses                                                        13,229                   10,637

            Redemptions Payable                                                           56,573                   15,000

                                                                                  ---------------        -----------------

                                                                                          95,853                   37,488


            Minority interest in Trading Company                                          26,151                   21,076
                                                                                  ---------------        -----------------


TOTAL LIABILITIES                                                                        122,004                   58,564
                                                                                  ---------------        -----------------


PARTNERS' CAPITAL:

            General Partner  (       86.7171 units - 03/31/98)                            98,118                   96,767
                                    (       86.7171 units - 12/31/97)
            Limited Partners  (2252.0549  units - 03/31/98)                            2,548,131                2,568,834
                                    (2302.0549 units - 12/31/97)
                                                                                  ---------------        -----------------


TOTAL PARTNERS' CAPITAL                                                                2,646,249                2,665,601


                                                                                  ---------------        -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $     2,768,253           $    2,724,165

                                                                                  ===============        =================

PARTNERSHIP UNITS OUTSTANDING                                                          2,338.772                2,388.772

                                                                                  ===============        =================

NET ASSET VALUE PER PARTNERSHIP UNIT                                             $      1,131.47           $     1,115.89

                                                                                  ===============        =================


The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.




                                                                                           3/31/98                  3/31/97
                                                                                       --------------             -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

             Net Income                                                               $     132,772                  137,268

             Adjustments To Reconcile Net Income To
             Net Cash Provided By Operating Activities:
                        Net Change In Unrealized Gains
                          On Futures Contracts                                              (43,373)                  44,004
                        Net Change In Unrealized
                          Option Premiums                                                   (29,400)                 (30,650)
                        Accrued Interest From U.S. Treasury
                          Strip Securities                                                  (36,796)                 (69,433)
                        Gain on Sale of U.S. Treasury
                          Strip Securities                                                     (214)                 (11,063)

                        (Increase) Decrease In Operating Assets:
                          Net Receivable From Commodity
                            Broker For Cash Retained                                        (46,456)                  19,932
                          Net Receivable From Commodity
                            Broker For Interest Receivable                                     (464)                     445

                        Increase (Decrease) In Operating Liabilities:
                          Accrued Brokerage Commissions                                      11,542                  (12,926)
                          Accrued Advisory Fees                                                 101                     (539)
                          Accrued Sponsor Fees                                                3,456                   (4,018)
                          Other Accrued Expenses                                              2,593                     (897)
                          Redemptions Payable                                                41,573                1,648,840

                        Allocation of Income to Minority Interest                             5,074                    1,268
                                                                                       -------------           --------------


                           Net cash (used in) provided by operating activities              (92,364)               1,584,963
                                                                                       -------------           --------------

 NET CASH FLOWS FROM FINANCING ACTIVITIES
                        Limited Partner Additions                                                 -                        -
                        Limited Partner Redemptions                                         (56,573)              (2,244,069)
                        Partner Distributions                                               (95,551)                (190,489)
                                                                                       -------------           --------------
                           Net cash used in financing activities                           (152,124)              (2,434,558)
                                                                                       -------------           --------------

 NET CASH FLOWS FROM INVESTING ACTIVITIES
                        Maturity of U.S. Treasury Strip                                      97,000                  192,000
                        Sale of U.S. Treasury Strip Securities                               14,716                  520,327
                                                                                       -------------           --------------
                           Net cash provided by investing activities                        111,716                  712,327
                                                                                       -------------           --------------

 NET INCREASE IN CASH                                                                             0                        0

 CASH AT BEGINNING OF PERIOD                                                                      0                        0
                                                                                       -------------           --------------



 CASH AT END OF PERIOD                                                                            0                        0
                                                                                       =============           ==============



 The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.






                                                                                              03/31/98         03/31/97
                                                                                          --------------      ------------
REVENUES
            Trading Profit (Loss)
                        Net realized gains                                                   $   99,850        $  165,745
                        Net option premiums                                                     (38,564)          (40,800)
                        Net change in unrealized gains on open futures contracts                 43,373           (44,004)
                        Net change in unexpired options                                          29,400            30,650
                                                                                              ----------        ----------

                              Total Trading Results                                             134,059           111,591

            Gain on sale of U.S. Treasury Strip Securities                                          214            11,063
            Interest income                                                                      40,961            77,380
                                                                                              ----------        ----------

                              Total Revenues                                                    175,234           200,034


EXPENSES
            Brokerage commissions                                                                17,396            31,802
            Management fees                                                                       6,838            12,480
            Sponsor fees                                                                          5,136             9,371
            Administrative expenses                                                               8,018             7,845
                                                                                              ----------        ----------

                              Total Expenses                                                     37,388            61,498
                                                                                              ----------        ----------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST                                                  137,846           138,536

ALLOCATION OF MINORITY INTEREST                                                                  (5,074)           (1,268)
                                                                                              ----------        ----------

NET INCOME:                                                                                    $132,772          $137,268
                                                                                              ==========        ==========

            Limited Partners                                                                 $  127,952        $  134,768
            General Partner                                                                       4,820             2,500
            Net income per unit                                                                   55.58             28.82




The accompanying notes are an integral part of these combined Financial Statements.

FORM 10-Q   PART 1   ITEM 1   FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND DECEMBER 31, 1997.

                                         UNITS OF
                                        PARTNERSHIP      LIMITED     GENERAL
                                         INTEREST       PARTNERS     PARTNER        TOTAL

PARTNERS' CAPITAL, SEPTEMBER 30, 1997     2,402,214     $2,570,155    $96,254     $2,666,410

Capital Contributions                            --             --         --             --

Capital Withdrawals                         (13,442)       (15,000)        --        (15,000)

Capital Distributions                            --             --         --             --

Net Income                                       --         13,679        512         14,191
                                          ---------     ----------    -------     ----------

PARTNERS' CAPITAL, DECEMBER 31, 1997      2,388,772     $2,568,835    $96,767     $2,665,601
                                          =========     ==========    =======     ==========

Capital Contributions                            --             --         --             --

Capital Withdrawals                         (50,000)       (56,573)        --        (56,573)

Capital Distributions                            --        (92,082)    (3,469)       (95,551)

Net Income                                       --        127,952      4,820        132,772
                                          ---------     ----------    -------     ----------

PARTNERS' CAPITAL, MARCH 31, 1998         2,338,772     $2,548,131    $98,118     $2,646,249
                                          =========     ==========    =======     ==========

NET ASSET VALUE PER PARTNERSHIP UNIT:

September 30, 1997:
  Amount                                  $1,109.98
  Units outstanding                       2,402,214

December 31, 1997:
  Amount                                  $1,115.69
  Units outstanding                       2,388,772

March 31, 1998:
  Amount                                  $1,131.47
  Units outstanding                       2,338,772


The Accompanying Notes Are An Integral Part Of The Financial Statements.