Form 10-Q
period 1998-06-30
FOUR SEASONS FUND II L P
filed 1998-08-14
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1998, AND MARCH 31, 1998.






                                                       UNITS OF
                                                      PARTNERSHIP
                                                       INTEREST           LIMITED PARTNERS     GENERAL PARTNER            TOTAL
                                                      ----------         -------------------    ----------------       -------------

PARTNERS' CAPITAL, DECEMBER 31, 1997                     2388.7720           2,568,835                 96,767           2,665,601



  Capital Contributions                                     -                        -                      -                   -


  Capital Withdrawals                                     (50.0000)            (56,573)                     -             (56,573)


  Capital Distributions                                     -                  (92,082)                (3,469)            (95,551)


  Net Income                                                -                  127,952                  4,820             132,772
                                                      -------------             ------------            -----------       ----------


PARTNERS' CAPITAL, MARCH 31, 1998                       2,338.7720           2,548,132                 98,118           2,646,249


  Capital Contributions                                     -                        -                      -                   -


  Capital Withdrawals                                    (174.0000)           (124,039)               (72,168)           (196,207)


  Capital Distributions                                     -                        -                      -                   0


  Net Income                                                -                   (8,659)                  (333)             (8,992)
                                                      -------------          ------------            -----------       -------------


PARTNERS' CAPITAL, JUNE 30, 1998                         2164.7720           2,415,434                 25,617           2,441,050
                                                      =============          ============            ===========       =============



NET ASSET VALUE PER PARTNERSHIP UNIT:
  December 31, 1997:
     Amount                                                                  $1,115.89
     Units outstanding                                                        2388.772


  March 31, 1998:
     Amount                                                                  $1,131.47
     Units outstanding                                                        2338.772


  June 30, 1998:
     Amount                                                                  $1,127.63
     Units outstanding                                                        2164.7720






The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q  PART 1  ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.






                                                                      06/30/98            06/30/97
                                                                     ---------           ---------
REVENUES
        Trading Profit (Loss)
                Net realized gains                                  $  50,899           $  16,671
                Net option premiums                                         -               3,194
                Net change in unrealized gains on open futures
                    contracts                                         (70,184)             93,100
                Net change in unexpired options                             -             (30,650)
                                                                     ---------           ---------

                      Total Trading Results                           (19,285)             82,315

        Gain on sale of U.S. Treasury Strip Securities                  2,201              (1,962)
        Interest income                                                40,315              42,502
                                                                     ---------           ---------

                      Total Revenues                                   23,231             122,855


EXPENSES
        Brokerage commissions                                          16,911              17,030
        Management fees                                                 6,650               6,658
        Sponsor fees                                                    4,994               5,002
        Administrative expenses                                         6,229               8,873
                                                                     ---------           ---------

                      Total Expenses                                   34,784              37,563
                                                                     ---------           ---------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST                        (11,553)             85,292

ALLOCATION OF MINORITY INTEREST                                         2,561              (2,240)
                                                                     ---------           ---------

NET INCOME:                                                           ($8,992)            $83,052
                                                                     =========           =========

        Limited Partners                                            $  (8,659)          $  80,241
        General Partner                                                  (333)              2,811
        Net income per unit                                            ($3.84)             $32.41




The accompanying notes are an integral part of these combined Financial Statements.

FORM 10-Q  PART 1 ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION


                                                                        June 30,               March 31,
                                                                           1998                   1998
                                                                       ------------            -----------
                                                                       (Unaudited)             (Unaudited)
        ASSETS:


                Net Receivable From Commodity Broker:

                        Receivable For Cash Retained                  $    482,405            $   482,362

                        Net Unrealized Gain on                               5,853                 76,036
                         Open Futures Contracts

                        Net Unexpired Option Premiums                           -                       -

                        Accrued Interest Receivable                          1,294                  1,580

                        Other                                                   -                       -

                U.S. Treasury Strip Securities (Cost plus Accrued)       2,200,870              2,208,275
                                                                       ------------            -----------




        TOTAL ASSETS                                                  $  2,690,422            $ 2,768,253
                                                                       ============            ===========


        LIABILITIES:

                Accrued Brokerage Commissions                         $     10,024            $    16,281

                Accrued Advisory Fees                                        2,219                  4,561

                Accrued Sponsor Fees                                         3,324                  5,209

                Other Accrued Expenses                                      14,008                 13,229

                Redemptions Payable                                        213,207                 56,573

                                                                       ------------            -----------

                                                                           242,782                 95,853


                Minority interest in Trading Company                         6,590                 26,151
                                                                       ------------            -----------


        TOTAL LIABILITIES                                                  249,372                122,004
                                                                       ------------            -----------


        PARTNERS' CAPITAL:

                General Partner  (  22.7171 units - 06/30/98)               25,616                 98,118
                                 (  86.7171 units - 03/31/98)
                Limited Partners   (2142.0549  units - 06/30/98)         2,415,434              2,548,131
                                    (2252.0549 units - 03/31/98)
                                                                       ------------            -----------


        TOTAL PARTNERS' CAPITAL                                          2,441,050              2,646,249


                                                                       ------------            -----------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $  2,690,422            $ 2,768,253

                                                                       ============            ===========

        PARTNERSHIP UNITS OUTSTANDING                                    2,164.772              2,338.772

                                                                       ============            ===========

        NET ASSET VALUE PER PARTNERSHIP UNIT                          $   1,127.62         $     1,131.47

                                                                       ============            ===========


    The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.



                                                                    Three months       Three months
                                                                    ended 6/30/98      ended 6/30/97
                                                                    ------------       -------------
        CASH FLOWS FROM OPERATING ACTIVITIES:

                Net Income                                         $     (8,992)             83,052

                Adjustments To Reconcile Net Income To
                Net Cash Provided By Operating Activities:
                        Net Change In Unrealized Gains
                          On Futures Contracts                           70,184             (93,100)
                        Net Change In Unrealized
                          Option Premiums                                     0              30,650
                        Accrued Interest From U.S. Treasury
                          Strip Securities                              (36,191)            (39,314)
                        Gain on Sale of U.S. Treasury
                          Strip Securities                               (2,201)              1,962

                        (Increase) Decrease In Operating Assets:
                          Net Receivable From Commodity
                            Broker For Cash Retained                        (98)            371,672
                          Net Receivable From Commodity
                            Broker For Interest Receivable                  286               1,670

                        Increase (Decrease) In Operating Liabilities:
                          Accrued Brokerage Commissions                  (6,202)              5,932
                          Accrued Advisory Fees                          (2,342)             (1,800)
                          Accrued Sponsor Fees                           (1,885)              1,875
                          Other Accrued Expenses                            779               2,610
                          Redemptions Payable                           139,633          (2,128,300)

                        Allocation of Income to Minority Interest        (2,561)              2,240
                                                                    ------------       -------------


                           Net cash (used in) provided by
                              operating activities                       159,403          (1,843,903)
                                                                    ------------       -------------

        NET CASH FLOWS FROM FINANCING ACTIVITIES
                        Limited Partner Additions                             -                   -
                        Limited Partner Redemptions                    (196,207)           (115,769)
                        Partner Distributions                                 -                   -
                                                                    ------------       -------------
                           Net cash used in financing activities       (196,207)           (115,769)
                                                                    ------------       -------------

        NET CASH FLOWS FROM INVESTING ACTIVITIES
                        Maturity of U.S. Treasury Strip                       -                   -
                        Sale of U.S. Treasury Strip Securities           45,796           1,876,620
                                                                    ------------       -------------
                           Net cash provided by investing activities     45,796           1,876,620
                                                                    ------------       -------------

        NET INCREASE IN CASH                                                  -                   -

        CASH AT BEGINNING OF PERIOD                                           -                   -
                                                                    ------------       -------------



        CASH AT END OF PERIOD                                                 -                   -
                                                                    ============       =============


        The Accompanying Notes Are An Integral Part Of The Financial Statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:



      (A)                                   JUNE 30,          JUNE 30,
                                              1998              1997
                                          ------------      ------------

            PARTNERS' CAPITAL             $ 2,441,050        $ 2,580,822


            For the three month period ending June 30, 1998, Partners'

            Capital decreased $ 205,199, due primarily to net withdrawals of

            $ 196,207 and operating expenses of $ 34,784.  The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S.

            Treasury Strip Securities' interest of $ 36,191. The  realized and unrealized trading losses of futures contracts, options on futures contracts, and currency forwards were $ (19,285). Largest losses in futures trading were concentrated in the financial markets, namely the Australian Bonds.


            In comparison, for the three month period ended June 30,1997,

            Partners' capital decreased $ 32,718 due to net withdrawals of

            $ 115,769 and operating expenses of $ 37,563.  The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the U.S. Securities'

            interest of $ 39,314, and from the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 82,315.  Largest gains from futures trading were concentrated in the financial and currency markets, namely the S&P 500, US Dollar Index, and the Swiss franc, Deutsche Mark,

            and Japanese yen futures contracts.  Significant trading gains were also attributed to currency forwards.

      (B)   The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of June 30,

            1998, the cost plus accrued interest value (as shown on the

            Combined Statement of Financial Condition) of the U.S. Treasury

            Strip Securities is $ 2,200,870 and the value of said securities

            at market value is $ 2,317,791.   As of June 30, 1997, the

            value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 2,345,784 and the market value was $ 2,401,367.

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

                          THE FOUR SEASONS FUND II L.P.
                                  (Registrant)

                        By    JAMES RIVER MANAGEMENT CORP.
                                (General Partner)

                    By  Edward M. Jasinski
                    ----------------------------------------------
                        Director of Fund Administration