Form 10-Q
period 1998-09-30
FOUR SEASONS FUND II L P
filed 1998-11-16
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                               September 30,          December 31,
                                                                    1998                 1997
                                                                    ----                 ----
                                                               (Unaudited)

        ASSETS:


                Net Receivable From Commodity Broker:

                        Receivable For Cash Retained    $       389,097         $       435,891

                        Net Unrealized Gain on                  116,934                  32,663
                        Open Futures Contracts

                        Net Unexpired Option Premiums                -                  (29,400)

                        Accrued Interest Receivable                 955                   1,116

                        Other                                        -                      914

                U.S. Treasury Strip Securities
                    (Cost plus Accrued)                       2,080,192               2,282,981
                                                              ---------               ---------




        TOTAL ASSETS                                    $     2,587,178         $     2,724,165
                                                        ===============         ===============


        LIABILITIES:

                Accrued Brokerage Commissions           $        25,509         $         5,637

                Accrued Advisory Fees                             4,155                   4,461

                Accrued Sponsor Fees                              7,980                   1,753

                Other Accrued Expenses                           20,156                  10,637

                Redemptions Payable                             332,724                  15,000
                                                                -------                  ------


                                                                390,524                  37,488


                Minority interest in Trading Company              7,223                  21,076
                                                                  -----                  ------


        TOTAL LIABILITIES                                       397,747                  58,564
                                                                -------                  ------


        PARTNERS' CAPITAL:

                General Partner  (22.7171 units - 09/30/98)      26,467                  96,767
                                 (86.7171 units - 12/31/97)
                Limited Partners
                        (1856.4775  units - 09/30/98)         2,162,964               2,568,834
                         (2302.055 units - 12/31/97)          ---------               ---------


        TOTAL PARTNERS' CAPITAL                               2,189,431               2,665,601
                                                              ---------               ---------


        TOTAL LIABILITIES AND PARTNERS' CAPITAL            $  2,587,178              $2,724,165
                                                           ============              ==========


        PARTNERSHIP UNITS OUTSTANDING                         1,879.195               2,388.772
                                                              =========               =========

        NET ASSET VALUE PER PARTNERSHIP UNIT               $   1,165.09              $ 1,115.89
                                                           ============              ==========



    The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997.


                                                   Three months        Three months     Nine months            Nine months
                                                   ended 09/30/98      ended 09/30/97   ended 09/30/98         ended 09/30/97
                                                   --------------      --------------   --------------         --------------

REVENUES
        Trading Profit (Loss)
                Net realized gains               $       (36,358)    $       174,588    $       114,391         $       357,004
                Net option premiums                            -              36,249            (38,564)                 (1,357)
                Net change in unrealized
                 gains on open futures contracts         111,081             (37,191)            84,270                  11,906
                Net change in unexpired options                -             (34,550)            29,400                 (34,550)
                                                         --------            -------             ------                 -------

                Total Trading Results                     74,723             139,096            189,497                 333,003

        Gain on sale of U.S. Treasury Strip
          Securities                                       7,892               1,644             10,306                  10,745
        Interest income                                   37,684              41,575            118,960                 161,457
                                                          ------              ------            -------                 -------

                Total Revenues                           120,299             182,315            318,763                 505,205


EXPENSES
        Brokerage commissions                             15,742              17,445             50,048                  66,277
        Management fees                                    6,194               6,865             19,681                  26,004
        Sponsor fees                                       4,656               5,156             14,786                  19,530
        Administrative expenses                           11,969               6,458             26,216                  23,176
                                                          ------               -----             ------                  ------
                Total Expenses                            38,561              35,924            110,731                 134,987
                                                          ------              ------            -------                 -------
INCOME  BEFORE ALLOCATION OF MINORITY INTEREST            81,738             146,391            208,031                 370,218

ALLOCATION OF MINORITY INTEREST                             (633)             (5,304)            (3,146)                 (8,812)
                                                            ----              ------            ------                  ------

NET INCOME:                                             $ 81,105           $ 141,087           $204,885                $361,406
                                                        ========           ==========         =========                ========

        Limited Partners                                $ 80,254           $ 136,098           $199,547                $351,106
        General Partner                                      851               4,989              5,338                  10,300
        Net income per unit                             $     37           $      58           $     89                $    119




                 The accompanying notes are an integral part of
                      these combined Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) -
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.






                                            UNITS OF
                                         PARTNERSHIP                   LIMITED                  GENERAL
                                           INTEREST                   PARTNERS                  PARTNER                 TOTAL
                                         ----------------          ----------------           -------------         --------------


PARTNERS' CAPITAL, DECEMBER 31, 1997           2,388.772          $      2,568,834           $      96,766         $    2,665,600


  Capital Withdrawals                           (509.578)                 (513,336)                (72,168)              (585,504)


  Capital Distributions                                -                   (92,082)                 (3,469)               (95,551)


  Net Income                                           -                   199,547                   5,338                204,885
                                         ----------------          ----------------           -------------         --------------


PARTNERS' CAPITAL, SEPTEMBER 30, 1998          1,879.194          $      2,162,965           $      26,466         $    2,189,431
                                         ================          ================           =============         ==============


NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1997:
     Amount                                    $1,115.89
     Units outstanding                         2,388.772

  September 30, 1998:
     Amount                                    $1,165.09
     Units outstanding                         1,879.195



FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997.



                                                                                     Nine months           Nine months
                                                                                    ended 9/30/98         ended 9/30/97
                                                                                    ---------------       ---------------
          CASH FLOWS FROM OPERATING ACTIVITIES:

                    Net Income                                                     $       204,885       $       361,406

                    Adjustments To Reconcile Net Income To
                    Net Cash Provided By Operating Activities:
                             Net Change In Unrealized Gains
                               On Futures Contracts                                        (84,270)              (11,906)
                             Net Change In Unrealized
                               Option Premiums                                             (29,400)               34,550
                             Accrued Interest From U.S. Treasury
                               Strip Securities                                           (107,496)             (146,246)
                             Gain on Sale of U.S. Treasury
                               Strip Securities                                            (10,306)              (10,745)

                             (Increase) Decrease In Operating Assets:
                               Net Receivable From Commodity
                                 Broker For Cash Retained                                   47,708               242,429
                               Net Receivable From Commodity
                                 Broker For Interest Receivable                                161                 1,763

                             Increase (Decrease) In Operating Liabilities:
                               Accrued Brokerage Commissions                                19,872               (18,278)
                               Accrued Advisory Fees                                          (306)                  (67)
                               Accrued Sponsor Fees                                          6,227                (5,389)
                               Other Accrued Expenses                                        9,519                 4,865
                               Redemptions Payable                                         317,724              (539,730)

                             Allocation of Income to Minority Interest                       3,146                 8,812
                                                                                    ---------------       ---------------


                                Net cash (used in) provided by operating activities        172,580              (439,942)
                                                                                    ---------------       ---------------

          NET CASH FLOWS FROM FINANCING ACTIVITIES
                             Limited Partner Additions                                           -                     -
                             Minority Interest Redemption                                  (17,000)                    -
                             Partner Redemptions                                          (585,504)           (2,415,337)
                             Partner Distributions                                         (95,551)             (190,489)
                                                                                    ---------------       ---------------
                                Net cash used in financing activities                     (698,055)           (2,605,826)
                                                                                    ---------------       ---------------

          NET CASH FLOWS FROM INVESTING ACTIVITIES
                             Maturity of U.S. Treasury Strip                                97,000               192,000
                             Sale of U.S. Treasury Strip Securities                        223,591             2,492,362
                                                                                    ---------------       ---------------
                                Net cash provided by investing activities                  320,591             2,684,362
                                                                                    ---------------       ---------------

          NET INCREASE IN CASH                                                                   -                     -

          CASH AT BEGINNING OF PERIOD                                                            -                     -
                                                                                    ---------------       ---------------



          CASH AT END OF PERIOD                                                    $                     $             -
                                                                                    ===============       ===============


                 The Accompanying Notes Are An Integral Part Of
                       The Combined Financial Statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997:



      (A)                                   SEPT 30,          SEPT 30,
                                              1998              1997
                                          ------------      ------------

            PARTNERS' CAPITAL             $ 2,189,431       $ 2,666,410


            For the nine month period ending September 30, 1998, Partners'

            Capital decreased $ 476,979, due primarily to net withdrawals of

            $ 585,504 and operating expenses of $110,731.  The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S.

            Treasury Strip Securities' interest of $ 107,496, as well as realized and unrealized trading profits of futures contracts,

            options on futures contracts, and currency forwards of $ 124,805.

            Largest gains in futures trading were concentrated in the

            financial and indices markets, namely the S&P 500 Index, Deutsche mark, and French Matif bonds.


            In comparison, for the nine month period ended September 30,

            1997, Partners' capital decreased $2,244,420 due primarily to net withdrawals of $2,415,337 and operating expenses of $134,987.  The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the

            U.S. Securities' interest of $146,246 and the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $333,003.  Largest gains in futures trading were concentrated in the financial and currency markets, namely the S&P 500 index, Deutsche mark, and U.S. Dollar index contracts.



            For the three month period ended September 30, 1998, Partners'

            Capital decreased $ 251,618, due primarily to net withdrawals of

            $ 332,724 and operating expenses of $ 38,561.  The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S.

            Treasury Strip Securities' interest of $ 34,509, as well as realized and unrealized trading profits of futures contracts,

            options on futures contracts, and currency forwards of $ 74,723.

            Largest gains were in the financials sector, namely the

            Eurodollar, French Matif, DTB 5-year Bond, Simex Government Bond,

            Italian Government Bond, and CBOT 5-year bond markets.


            For the three month period ended September 30, 1997, Partners'

            Capital increased $ 85,588, due to trading gains of $ 139,096 and the appreciation of the U.S. Treasury Strip Securities' interest of $ 37,499.  Trading profits resulted from futures trading

            (S&P500) and currencies (Japanese yen).


      (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of September 30, 1998,

            the cost plus accrued interest value (as shown on the Combined

            Statement of Financial Condition) of the U.S. Treasury Strip

            Securities is $ 2,080,192 and the value of said securities at market value is $ 2,277,014.  As of December 31, 1997, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 2,289,515 and the market value was $ 2,376,283.

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

                          THE FOUR SEASONS FUND II L.P.
                                  (Registrant)

                        By    JAMES RIVER MANAGEMENT CORP.
                                (General Partner)

                    By  Edward M. Jasinski
                    --------------------------------
                              Director of Fund
                              Administration