Form 10-K405
period 1998-12-31
FOUR SEASONS FUND II L P
filed 1999-03-31
CIK 884180

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K



     / X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year Ended: December 31, 1998

                                       OR

     /___/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number: 0-21286

                          THE FOUR SEASONS FUND II L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                              54-1613165
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

               E. D. & F. Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"), although Kidder, Peabody & Co. Incorporated was the commodity broker until January 30, 1995. The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $27,190 invested as of December 31, 1998. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $7,304 at December 31, 1998.

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

        (b)    Financial information about industry segments

               The Partnership's business constitutes only one segment, speculative trading of forward and futures and options on futures contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are set forth under "Item 6. Selected Financial Data." See Exhibit 13(a) containing the Financial Statements of the Partnership.

        (c)  Narrative description of business

               (1)  See Items 1(a) and (b) above.

                   (i)  through (xii) - not applicable.

                   (xiii) - the Partnership has no employees.

        (d) Financial information about foreign and domestic operations and export sales

               The Partnership does not engage in material operations in foreign countries (although it does trade on foreign exchanges and in foreign currency futures contracts), nor is a material portion of its revenues derived from foreign customers. See "Item 1(b). Financial information about industry segments."

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

Item 4.        Submission of Matters to a Vote of Security Holders

               None.


                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

               (a) Market Information. There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth full calendar quarter of the Partnership's operations were subject to a redemption charge of 2%, 1% or 0% depending on the amount of selling commissions paid by the Unitholder. Requests for redemption must be received by the General Partner ten days before the redemption date. For the year ended December 31, 1998 there were no redemption charges paid to the Partnership.

               Holders. As of December 31, 1998 there were 39 holders of Units.

               Dividends. The Partnership will make a $40 per Unit annual distribution to each Unitholder, the first distribution having been made on March 4, 1994 to Unitholders of record on February 16, 1994; the second distribution having been made on February 23, 1995 to Unitholders of record on February 16, 1995; the third distribution having been made on February 23, 1996 to Unitholders of record on February 23, 1996; the fourth distribution having been made on February 18, 1997 to Unitholders of record on February 18, 1997; and the fifth distribution having been made on February 20, 1998 to Unitholders of record on February 20, 1998. Except for the distribution referred to above, no other dividends have been made or are contemplated.

               Securities Sold. None. Items (b) through (f) of item 701 of Regulation S-K are not applicable.

               (b)  Not Applicable.

Item 6.  Selected Financial Data

               The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1998, 1997,1996, 1995 and 1994. For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or (2) market value.


                                                                    For the Years Ended
                                                                    -------------------
                          December 31, 1998     December 31, 1997    December 31, 1996     December 31, 1995     December 31, 1994
                          -----------------     -----------------   -------------------    -----------------     -----------------

Revenues:
Gain (loss) on trading of
  Commodities Positions        $217,965               $330,164            $(250,241)           $1,205,872             $(788,637)

Interest Income                 152,631                202,467              408,523               519,388               570,942
Redemption income                     0                      0                    0                     0                     0
Realized gain (loss) on U.S.
  Treasury Strip Notes           34,961                 14,148               69,419                (7,719)              (87,300)
Unrealized gain (loss) on U.S.
  Treasury Strip Notes                0                      0                    0               557,725              (557,725)
                                -------                -------              -------             ---------               -------
Total revenue                   405,557                546,779              227,701             2,275,266              (862,720)

Expenses:
Brokerage commissions
  and fees                       64,231                 83,269              165,938               211,672               257,170
Management Fees                  25,243                 32,675               64,846                83,141                96,466
Incentive Fees                        0                      0                    0                     0                     0
GP Fees                          18,963                 24,536               48,685                62,416                72,412
Operating Expenses               29,198                 23,311               32,475                33,859                25,627
                                -------                -------              -------               -------               -------
     Total Expenses             137,635                163,791              311,944               391,088               451,675

Income (loss) before
  Allocation of Majority
  Interest                      267,922                382,988              (84,243)            1,884,178            (1,314,395)
Minority Interest
  operating (income) loss        (3,228)                (7,391)               6,992               (11,213)               14,840
                              ---------              ---------              -------              --------             ---------
Net income (loss)            $  264,694             $  375,597             $(77,251)          $ 1,872,965           $(1,299,555)
                              =========              =========              =======             =========            ==========
Net income (loss)
  allocated to
  General Partner                 6,060                 10,813                   (3)               19,503               (16,261)
                              =========              =========              =======             =========            ==========
Net income (loss)
  allocated to
  Limited Partners              258,634                364,784              (77,248)            1,853,462            (1,283,294)
                              =========              =========              =======             =========            ==========
Net Income (loss)
  per Unit
(for a Unit
 outstanding
 throughout the
 year/period)                    120.71                 124.68                 (.03)               277.14               (135.51)
                              =========              =========              =======             =========            ==========
Total assets                 $2,279,865             $2,724,165           $5,566,829            $8,652,018            $7,768,405
                              =========              =========              =======             =========            ==========



Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               Reference is made to "Item 6. Selected Financial Data" and "Item
8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

               Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, posi tions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trading Company from promptly liquidating unfavorable positions and subject the Trading Company to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trading Company may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trading Company's futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

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

Results of Operations

        Operating results show a gain of $264,694 for the year ended December 31, 1998, with the Net Asset Value per Unit as of December 31, 1998 at $1,196.92. The significant components of this aggregate gain were profits on trading in futures. The net gain on trading in futures and options on futures was +$217,965 (combined realized and unrealized) for the year, with the largest declines in British pound futures contracts (-$13,515), Australian 3-year bond contracts (-$13,327) and 3-month Canadian Banker's Acceptance contracts (-$12,964), and the most significant increases due to S&P 500 index contracts (+$148,935), Japanese Government Bond contracts (+$26,370) and 5-year U.S. T-note contracts (+$21,882). The remaining net gain of +$60,584 was the net result of smaller trading gains and losses in approximately forty-five other markets. The increase in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $34,961 (combined realized and unrealized); the increase in accrued interest on same securities was $138,249. The combined gain of these operating activities (+$405,557), less operating expenses of $137,635, less the allocation of minority interest in the affiliated Trading Company (-$3,228), equals the total aggregate Partnership gain of $264,694.

               Operating results show a gain of +$375,597 for the year ended December 31, 1997. The Net Asset Value per Unit as of December 31, 1997 was $1,115.89. The significant components of this aggregate gain were gains on trading of futures and options. The net gain on trading of futures and options was +$330,164

(combined realized and unrealized) for the year, with the most significant declines due to trading in soybean oil contracts (- $24,014) and in sugar contracts (-$15,902) and the most significant increases due to S&P 500 contracts (+$92,800) and dollar indices (+$32,700). The remaining gain of +$244,580 is the net result of smaller trading gains and losses in approximately forty other markets. The increase in the market value of the bonds in the guaranteed distribution pool totaled $14,148 (combined realized and unrealized); the increase in accrued interest on same securities was $202,467. The combined gain of these operating activities (+$546,779), less operating expenses of $163,791, plus the allocation of minority interest in the affiliated Trading Company (-$7,391), equals the total aggregate Partnership gain of +$375,597.

               Operating results show a loss of -$77,251 for the year ended December 31, 1996. The Net Asset Value per Unit as of December 31, 1996 was $1,031.21. The significant components of this aggregate loss were losses on trading of futures and options. The net loss on trading of futures and options was - $250,241 (combined realized and unrealized) for the year, with the most significant declines due to trading in U.S. Treasury Bond contracts (-$134,103) and in coffee contracts (-$57,004) and the most significant increases due to 10-year Note contracts (+$86,078) and corn contracts (+$62,976). The remaining loss of -$208,188 is the net result of smaller trading gains and losses in approximately forty other markets. The increase in the market value of the bonds in the guaranteed distribution pool totaled $69,419 (combined realized and unrealized); the increase in accrued interest on same securities was $408,523. The combined gain of these operating activities (+$227,701), less operating expenses of $311,944, plus the allocation of minority interest in the affiliated Trading Company (+$6,992), equals the total aggregate Partnership loss of -$77,251.

               As disclosed in the Prospectus of the Partnership, there is a risk of loss inherent in the speculative nature of the futures and options trading activity. Past performance is not necessarily indicative of future prospects for profitability. As also disclosed in the Prospectus of the Partnership, the value of the bonds in the guaranteed distribution pool is subject to interim declines in market value. However, if an investment in the Partnership is held to the end of its defined time horizon, thereby allowing all bonds in the guaranteed distribution pool to liquidate upon maturity, an investor will realize an annual 4% distribution plus a full return of his/her initial capital investment.

               Inflation is not a significant factor in the Partner ship's profitability.

Possible Effects of the European Monetary Union

               The Trading Advisor historically has traded foreign currencies, including European currencies, for the Partnership. The January 1, 1999 inauguration of the Euro and the market's reaction to the Euro, or to any nation's possible future withdrawal from the European Monetary Union, may adversely affect the trading opportunities, or trading results generally, of currency traders. The absence of historical Euro trading data could be detrimental to traders such as the Trading Advisor.

               The conversion to a single euro-currency is a very significant and novel political and economic event and there can be no certainty about its direct or indirect future effects on currency markets. The introduction of the Euro does not eliminate the global appetite for hedging and speculation in European Markets. Rather, the Euro and Euro-denominated instruments essentially provide investors the opportunity to achieve a more diversified exposure to European markets without the necessity of trading individual instruments in legacy currency. Unforeseen effects of the European Monetary Union could result in trading losses for the Partnership.

               In response to the planned introduction of the Euro, during the last quarter of 1998 the Trading Advisor phased out positions in the various European currencies which were replaced by the Euro on January 1, 1999. Euro risk, in the form of positions in Euro futures contracts on Euro-denominated bond interest rates, is being introduced by the Trading Advisor with small exposure and increased over the first quarter of 1999. This process is intended to ultimately restore the Partnership's European currency risk allocations to pre-Euro levels.

               As information becomes available on the Euro, the market's reaction to the Euro and any nation's involvement in the European Monetary Union, the Trading Advisor will process and analyze such data. The Trading Advisor has in place a working group responsible for planning and preparing for the Euro conversion. This group reviews information on this issue as it becomes available, determines what actions are necessary, establishes policies and monitors tasks as appropriate. If unanticipated difficulties arise in connection with the conversion and restoration of the Partnership's European risk allocations to pre-Euro weightings, the Trading Advisor will notify the General Partner and Trading Company in a timely manner, and the General Partner will promptly notify investors.

The Year 2000 Computer Issue

               Many computer applications currently in use were designed and developed using two digits to identify the year. These programs were implemented without considering the impact of the change in the century. Consequently, these computer applications could fail or create erroneous results if not corrected.

               The Partnership and James River Management Corp. are essentially impacted by three components with respect to being "Y2K compliant": (a) the internally developed systems at James River Capital Corp.; (b) the operating systems at ED&F Man International; and (c) a third party accounting system, Commodity Accounting Systems ("CAS").

               As of year-end, CAS has indicated that their system is Y2K compliant. ED&F Man's completion of their "testing phase" should be done by March 31, 1999 and June 30, 1999 has been set as the date by which contingency plans should be finalized. James River Capital Corp. has completed many stages of its Y2K compliance testing (hardware verification, operating systems and retail application compliance, and internal systems) through the first quarter of 1999, with the second quarter of 1999 targeted as the time frame for developing contingency plans in the event external vendors cannot be certified as Y2K compliant. The General Partner, not the Partnership, will absorb all costs related to adopting software applications for the Year 2000.

               Based on the above, James River Management Corp. is confident that all components of its Year 2000 preparedness are in check. However, the failure of securities and commodity exchanges, clearing organizations, vendors, clients, and regulators to resolve their own computer application issues in a timely manner could result in material financial risk to the Partnership.

Item 7A.       Quantitative and Qualitative Disclosures About Market
               Risk

               Not applicable pursuant to the "small business issuer" exemption from the disclosure requirements of Regulation S-K.

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

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

               Arthur Andersen LLP has served as the Partnership's independent public accountants since 1995. Results for 1998, 1997, 1996 and 1995 have been audited by Arthur Andersen LLP. There have been no changes in or disagreements with the accountants on accounting or financial disclosure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

               (a,b) Identification of directors and executive officers. The Partnership and the Trading Company have no directors or executive officers. There are no "significant employees" of the Partnership or the Trading Company. The Partnership and the Trading Company are managed by the General Partner. In January 1995, all directors of the General Partner other than Paul H. Saunders and Kevin M. Brandt resigned as directors in connection with the sale of the General Partner to

Mr. Saunders and Mr. Brandt.  Trading decisions for the Trading
Company are made by the Trading Advisor.

               The General Partner is a commodity pool operator registered with the National Futures Association. The Trading Advisor and its respective principals have been trading commodities accounts for investors pursuant to their respective trading methods for several years.

               (c)           Identification of certain significant
employees.  None.

               (d)           Family relationships. None.

               (e) Business experience. See "Item 1 (a)" and "Item 10 (a,b)" above.

               (f)           Involvement in certain legal proceedings.
None.

               (g) Promoters and control persons. Not applicable.

               Item 405 of Regulation S-K is not applicable.

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

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management

               Security ownership of certain beneficial owners

               The Partnership knows of eight Unitholders who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

        Name and Address                Number of Units      Percentage of Units
        ----------------                ---------------      -------------------
Kosman Inc.                                   125.00                 6.76%
190498 CR-G
Scottbluff, NE   69361

Betty C. LaRoe IRA Rollover                   210.89                11.40%
P.O. Box 69
Terrell, TX   75160

James K. LaRoe IRA Rollover                   217.82                11.78%
P.O. Box 69
Terrell, TX   75160

Ralph Balcof Separate                         100.00                 5.41%
Property Trust
P.O. Box 1269
Azusa, CA 91702

Joyce & Michael Dileo                         100.00                 5.41%
21 Jefferson Place
Massapequa, NY 11758

Georgiana M. Ely Trust                        100.00                 5.41%
c/o Jane Mace
13122 Mission Valley Drive
Houston, TX 77069

Cella, McKeon & Williams                      100.00                 5.41%
P.O. Box 221
North Haven, CT 06473

Milton L. Shifman Scholarship Trust           100.00                 5.41%
U/w/o Milton L. Shifman
111-34 Shearwater Court
Jersey City, NJ 07305


               Security ownership of management

               Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 22.717 Units valued at $27,190 as of December 31, 1998, 1.23% of the Partnership's total equity. The General Partner also owned a $7,304 interest in the Trading Company as of such date.

               Changes in control

               None.

Item 13.       Certain Relationships and Related Transactions

               See "Item 1. Business," "Item 2. Properties," "Item 11. Executive Compensation" and "Item 12. Security Ownership of
Certain Beneficial Owners and Management."


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K

        (a)1.  Financial Statements (found in Exhibit 13(a))

               The required financial statements are included in the 1997 Annual Report, a copy of which is filed herein as Exhibit 13(a).

        (a)2.  Financial Statement Schedules

               All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent informa tion has been included in the financial statements or the notes thereto.

        (a)3.  Exhibits as required by Item 601 of Regulation S-K

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

               The above exhibits are incorporated herein by reference from the Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-45938) and declared effective as of September 8, 1992, except that (1) the Limited Partnership Agreement is incorporated by reference from the Prospectus dated September 8, 1992 filed pursuant to Rule 424(b), (2) the Certificate of Amendment to Certificate of Limited Partnership of the Partnership is incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994 and (3) the Assignment and Assumption Agreement is incorporated by reference from the Partnership's Annual Report on 10-K for the for the Fiscal Year Ended December 31,1994.

               (13) 1998 Annual Report and Independent Auditors' Report -- filed herewith as Exhibit 13(a).

               (16) Letter regarding change in certified public accountants is incorporated by reference to the Partnership's Report on Form 8-K dated November 10, 1995.

               (27)   Financial Data Schedule.

        (b)  Reports on Form 8-K

               The Partnership filed a report on Form 8-K dated November 10, 1995. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE FOUR SEASONS FUND II L.P.

                                    By: James River Management Corp.,
                                        General Partner

                                    By: /s/ PAUL H. SAUNDERS
                                        Paul H. Saunders
                                        Chairman and Chief Executive Officer

                              Date: March 31, 1999



               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



        Signature                   Title With Registrant                    Date
        ---------                  -----------------------                   ----

/s/ PAUL H. SAUNDERS         Chairman and Chief                         March 31, 1999
--------------------         Executive Officer
Paul H. Saunders             (Principal Executive Officer
                             and Chief Operating Officer)



/s/ KEVIN M. BRANDT          President, Treasurer and                   March 31, 1999
-------------------          Director (Principal Financial
Kevin M. Brandt              and Accounting Officer)


               (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River
Management Corp.)


JAMES RIVER MANAGEMENT CORP.        General Partner                     March 31, 1999
                                    of Registrant


By: /s/ KEVIN M. BRANDT
    -------------------
    Kevin M. Brandt
    President

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE FOUR SEASONS FUND II L.P.

                                    By: James River Management Corp.,
                                    General Partner

                                    By: /s/ PAUL H. SAUNDERS
                                       ---------------------
                                    Paul H. Saunders
                                    Chairman and Chief Executive Officer

                                    Date: March 31, 1999


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



        Signature                   Title With Registrant                    Date
        ---------                  -----------------------                   ----

/s/ PAUL H. SAUNDERS       Chairman and Chief                         March 31, 1999
---------------------      Executive Officer
Paul H. Saunders           (Principal Executive Officer
                           and Chief Operating Officer)


/s/ KEVIN M. BRANDT        President, Treasurer and                   March 31, 1999
-------------------        Director (Principal Financial
Kevin M. Brandt            and Accounting Officer)

               (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River
Management Corp.)


JAMES RIVER MANAGEMENT CORP.    General Partner                       March 31, 1999
                                of Registrant

By: /s/ KEVIN M. BRANDT
    -------------------
    Kevin M. Brandt
    President

                          THE FOUR SEASONS FUND II L.P.
                                 1998 FORM 10-K
                                INDEX TO EXHIBITS


                               EXHIBIT                              PAGE
                               -------                              ----

Exhibit 13(a)         1998 Annual Report and Independent
                        Auditors' Reports                            E-1

Exhibit 27.01         Financial Data Schedule                        E-2