Form 10-Q
period 1999-03-31
FOUR SEASONS FUND II L P
filed 1999-05-14
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1999

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

                    Delaware                               # 54-1640874
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)                Identification No.)


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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                          March 31,                December 31,
                                                             1999                      1998
                                                         -------------             -------------
                                                         (Unaudited)                (audited)
ASSETS:


        Net Receivable From Commodity Broker:

                Receivable For Cash Retained                 $     387,778             $     375,836

                Net Unrealized Gain on                              18,522                    48,168
                 Open Futures Contracts

                Net Unexpired Option Premiums                           -                         -

                Accrued Interest Receivable                            848                       961

                Other                                                   -                         71

        U.S. Treasury Strip Securities (Cost plus Accrued)       1,780,037                 1,854,829
                                                              -------------             -------------

TOTAL ASSETS                                                 $   2,187,185             $   2,279,865
                                                              =============             =============

LIABILITIES:

        Accrued Brokerage Commissions                        $      13,681             $       4,724

        Accrued Advisory Fees                                        1,797                     1,413

        Accrued Sponsor Fees                                         4,112                     5,566

        Other Accrued Expenses                                      12,714                    11,617

        Redemptions Payable                                         77,985                    35,204
                                                              -------------             -------------

                                                                   110,289                    58,524


        Minority interest in Trading Company                         6,859                     7,304
                                                              -------------             -------------


TOTAL LIABILITIES                                                  117,148                    65,828
                                                              -------------             -------------


PARTNERS' CAPITAL:

        General Partner  (       22.7171 units - 03/31/99)          26,380                    27,190
                             (       22.7171 units - 12/31/98)
        Limited Partners  (1759.9089  units - 03/31/99)          2,043,657                 2,186,847
                             (1827.0658 units - 12/31/98)
                                                              -------------             -------------


TOTAL PARTNERS' CAPITAL                                          2,070,037                 2,214,037
                                                              -------------             -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $   2,187,185             $   2,279,865

                                                              =============             =============

PARTNERSHIP UNITS OUTSTANDING                                    1,782.626                 1,849.783
                                                              =============             =============

NET ASSET VALUE PER PARTNERSHIP UNIT                         $    1,161.23             $    1,196.92

                                                              =============             =============




        The   accompanying   notes  are  an  integral  part  of  these  combined
statements.

STATEMENT OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.


                                                                     Three months         Three months
                                                                     ended 03/31/99       ended 03/31/98
                                                                  ----------------      ---------------
REVENUES
        Trading Profit (Loss)
                Net realized gains                                  $      37,813        $      99,850
                Net option premiums                                        (4,850)             (38,564)
                Net change in unrealized gains on open
                    futures contracts                                     (29,646)              43,373
                Net change in unexpired options                                 -               29,400
                                                                  ----------------      ---------------
                      Total Trading Results                                 3,317              134,059

        Gain on sale of U.S. Treasury Strip Securities                      1,936                  214
        Interest income                                                    32,183               40,961
                                                                  ----------------      ---------------
                      Total Revenues                                       37,436              175,234


EXPENSES
        Brokerage commissions                                              13,969               17,396
        Management fees                                                     5,474                6,838
        Sponsor fees                                                        4,112                5,136
        Administrative expenses                                             6,350                8,018
                                                                  ----------------      ---------------
                      Total Expenses                                       29,905               37,388
                                                                  ----------------      ---------------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST                              7,531              137,846

ALLOCATION OF MINORITY INTEREST                                               445               (5,074)
                                                                  ----------------      ---------------
NET INCOME:                                                         $       7,976        $    $132,772
                                                                  ================      ===============
        Limited Partners                                            $       7,874        $     127,952
        General Partner                                                       102                4,820
        Net income per unit                                         $        4.34        $       55.58


The accompanying notes are an integral part of these combined Financial Statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND DECEMBER 31, 1998.



                                                   UNITS OF
                                                PARTNERSHIP
                                                  INTEREST              LIMITED PARTNERS    GENERAL PARTNER             TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 1998               1,849.783            $  2,186,847          $      27,190        $  2,214,037
                                               ==============            ============          =============        ============


  Capital Contributions                                    -                       -                      -                   -


  Capital Withdrawals                                (67.157)                (77,985)                     -             (77,985)


  Capital Distributions                                    -                 (72,736)                (1,255)            (73,991)


  Net Income                                               -                   7,531                    445               7,976
                                               --------------            ------------          -------------        ------------


PARTNERS' CAPITAL, MARCH 31, 1998                  1,782.626            $  2,043,657          $      26,380        $  2,070,037
                                               ==============            ============          =============        ============



NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1998:
     Amount                                        $1,196.92
     Units outstanding                             1,849.783


  March 31, 1999:
     Amount                                        $1,161.23
     Units outstanding                             1,782.626




The Accompanying Notes Are An Integral Part Of The Financial Statements.

 FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

 THE FOUR SEASONS FUND II L.P.

 STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.






                                                                                3/31/99             3/31/98
                                                                             -------------       --------------

         CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net Income                                               $       7,976              132,772

                 Adjustments To Reconcile Net Income To
                 Net Cash Provided By Operating Activities:
                         Net Change In Unrealized Gains
                           On Futures Contracts                                  29,646              (43,373)
                         Net Change In Unrealized
                           Option Premiums                                            0              (29,400)
                         Accrued Interest From U.S. Treasury
                           Strip Securities                                     (29,826)             (36,796)
                         Gain on Sale of U.S. Treasury
                           Strip Securities                                      (1,936)                (214)

                         (Increase) Decrease In Operating Assets:
                           Net Receivable From Commodity
                             Broker For Cash Retained                           (11,871)             (46,456)
                           Net Receivable From Commodity
                             Broker For Interest Receivable                         113                 (464)

                         Increase (Decrease) In Operating Liabilities:
                           Accrued Brokerage Commissions                          8,957               11,542
                           Accrued Advisory Fees                                    384                  101
                           Accrued Sponsor Fees                                  (1,454)               3,456
                           Other Accrued Expenses                                 1,097                2,593
                           Redemptions Payable                                   42,781               41,573

                         Allocation of Income to Minority Interest                 (445)               5,074
                                                                           ------------       --------------


                            Net cash (used in) provided by operating
                                 activities                                      37,446              (92,364)
                                                                           -------------       --------------

        NET CASH FLOWS FROM FINANCING ACTIVITIES
                        Limited Partner Additions                                    -                    -
                        Limited Partner Redemptions                            (77,985)             (56,573)
                        Partner Distributions                                  (73,991)             (95,551)
                                                                          -------------       -------------
                           Net cash used in financing activities              (151,976)            (152,124)
                                                                          -------------       --------------

         NET CASH FLOWS FROM INVESTING ACTIVITIES
                         Maturity of U.S. Treasury Strip                         75,000               97,000
                         Sale of U.S. Treasury Strip Securities                  31,554               14,716
                                                                          -------------       --------------
                          Net cash provided by investing activities             106,554              111,716
                                                                          -------------       --------------

         NET INCREASE IN CASH                                                         0                    0

         CASH AT BEGINNING OF PERIOD                                                  0                    0
                                                                          -------------       --------------


         CASH AT END OF PERIOD                                                        0                    0
                                                                          =============       ==============




        The Accompanying Notes Are An Integral Part Of The Financial Statements.

FORM 10-Q     PART 1   ITEM 2 Management's Discussion

THE FOUR SEASONS FUND II L.P.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998:



         (A)                                MARCH 31,                 MARCH 31,
                                               1999                     1998
                                           ------------             ------------

                  PARTNERS' CAPITAL        $ 2,070,037              $ 2,646,249


                  For the three month period ending March 31, 1999, Partners'

                  Capital decreased $ 144,000, due primarily to net withdrawals of $ 77,985, capital distributions of $73,991, and

                  operating expenses of $29,905. The decrease in

                  capital resulting from capital withdrawals and distributions,

                  and operating expenses was partially offset by the

                  appreciation in the value of the U.S. Treasury Strip

                  Securities' interest of $ 29,826 and the realized

                  and unrealized trading gains of futures

                  contracts, options on futures contracts, and currency forwards of $ 3,317. Largest gains in futures trading were concentrated in the indices and energy markets, namely the S&P 500 Index,

                  and light crude Oil contracts.




                 In comparison, for the three month period ended March 31, 1998,

                 Partners' capital decreased $ 19,324 due to net withdrawals of

                 $ 56,573 and operating expenses of $ 37,388.  The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the U.S.

                 Securities' interest of $ 36,796,  and from the realized and unrealized trading gains of futures contracts, options on

                 futures
                 contracts, and currency forwards of $ 134,059. Largest gains from futures trading were concentrated in the financial and currency markets, namely the S&P 500, US Dollar Index, and the

                 Swiss franc, Deutsche mark, and Japanese yen futures contracts.

                 Significant trading gains were also attributed to currency forwards.


         (B)     The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of March 31,

                 1999, the cost plus accrued interest value (as shown on the

                 Combined Statement of Financial Condition) of the U.S. Treasury

                 Strip Securities is $ 1,780,037 and the value of said

                 securities at market value is $ 1,890,833. As of March 31,

                 1998, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 2,208,275 and the market value was

                 $ 2,234,069.


         (C)     With respect to the Year 2000 Computer Issue, the Partnership and James River Management Corp are essentially impacted by three components with respect to being "Y2K compliant": (a) the internally developed systems at James River Capital ("JRCC"),

                 (b) the operating systems of the futures clearing broker, ED&F

                 Man, Intl., and (c) a third party accounting system, Commodity

                 Accounting Systems ("CAS").  As of March 31, 1999, CAS is Y2K

                 compliant, and JRCC and ED&F Man are approaching the next

                 stages (Contingency planning for ED&F Man, and finalization of the testing and review stages of internal and external

                 applications for JRCC by June 30, 1999). James River Management

                 Corp. remains confident that all components of its Year 2000 preparedness will be operational in January, 2000; however, the failure of securities and commodity exchanges, clearing

                 organizations, vendors, clients, and regulators to resolve their own computer application issues in a timely manner could result in material financial risk to the Partnership.

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