Form 10-Q
period 1999-06-30
FOUR SEASONS FUND II L P
filed 1999-08-16
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                                                          June 30,           December 31,
                                                                                             1999                 1998
                                                                                     ----------------      ------------------
                                                                                         (Unaudited)           (audited)
            ASSETS:


                        Net Receivable From Commodity Broker:

                                    Receivable For Cash Retained                    $     349,512                $   375,836

                                    Net Unrealized Gain on                                 14,354                     48,168
                                     Open Futures Contracts

                                    Net Unexpired Option Premiums                          (9,450)                         -

                                    Accrued Interest Receivable                               784                        961

                                    Other                                                       -                         71

                        U.S. Treasury Strip Securities (at Cost plus
                             Accrued Interest)                                          1,747,557                  1,854,829
                                                                                     -------------                -----------




            TOTAL ASSETS                                                            $   2,102,757                $ 2,279,865
                                                                                     =============                ===========


            LIABILITIES:

                        Accrued Brokerage Commissions                               $       4,273                $     4,724

                        Accrued Advisory Fees                                               1,739                      5,566

                        Accrued Sponsor Fees                                                1,305                      1,413

                        Other Accrued Expenses                                             12,054                     11,617

                        Redemptions Payable                                                     -                     35,204

                                                                                     -------------                -----------

                                                                                           19,371                     58,524


                        Minority interest in Trading Company                                6,366                      7,304
                                                                                     -------------                -----------


            TOTAL LIABILITIES                                                              25,737                     65,828
                                                                                     -------------                -----------


            PARTNERS' CAPITAL:

                        General Partner   (22.7171 units - 06/30/99)                       26,469                     27,190
                                                     (22.7171 units - 12/31/98)
                        Limited Partners (1,759.9089  units - 06/30/99)                 2,050,551                  2,186,847
                                                  (1,827.066 units - 12/31/98)
                                                                                     -------------                -----------


            TOTAL PARTNERS' CAPITAL                                                     2,077,020                  2,214,037


                                                                                     -------------                -----------

            TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $   2,102,757                $ 2,279,865

                                                                                     =============                ===========

            PARTNERSHIP UNITS OUTSTANDING                                               1,782.626                  1,849.783

                                                                                     =============                ===========

            NET ASSET VALUE PER PARTNERSHIP UNIT                                    $    1,165.15                $  1,196.92

                                                                                     =============                ===========

          The accompanying notes are an integral part of these combined financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.





                                                           Three months      Three months          Six months       Six months
                                                           ended 06/30/99    ended 06/30/98       ended 06/30/99    ended 06/30/98
                                                          ---------------   ---------------      ---------------   --------------
REVENUES
        Trading Profit (Loss)
                Net realized gains                       $  12,198       $        50,899      $        50,011       $      150,749
                Net option premiums                          1,925                     -               (2,925)             (38,564)
                Net change in unrealized
                 gains on open futures contracts            (4,168)              (70,184)             (33,814)             (26,811)
                Net change in unexpired options             (9,450)                    -               (9,450)              29,400
                                                          ---------       ---------------      ---------------       --------------

                      Total Trading Results                    505               (19,285)               3,822              114,774

        Gain on sale of U.S. Treasury Strip Securities       3,619                 2,201                5,555                2,415
        Interest income                                     31,398                40,315               63,581               81,276
                                                          ---------       ---------------      ---------------       --------------

                      Total Revenues                        35,522                23,231               72,958              198,465


EXPENSES
        Brokerage commissions                               13,430                16,911               27,399               34,307
        Management fees                                      5,221                 6,650               10,695               13,488
        Sponsor fees                                         3,922                 4,994                8,034               10,130
        Administrative expenses                              6,459                 6,229               12,809               14,247
                                                          ---------       ---------------      ---------------       --------------

                      Total Expenses                        29,032                34,784               58,937               72,172
                                                          ---------       ---------------      ---------------       --------------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST               6,490               (11,553)              14,021              126,293

ALLOCATION OF MINORITY INTEREST                                493                 2,561                  938               (2,513)
                                                          ---------       ---------------      ---------------       --------------

NET INCOME:                                              $   6,983       $        (8,992)     $        14,959       $      123,780
                                                          =========       ===============      ===============       ==============

        Limited Partners                                 $   6,894       $        (8,659)     $        14,768       $      119,293
        General Partner                                         89                  (333)                 191                4,487
        Net income per unit                                   3.92                 (3.84)                4.13                25.87




         The accompanying notes are an integral part of these combined financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE SIX MONTHS ENDED JUNE 30, 1999, AND THE THREE MONTHS ENDED MARCH 31, 1999.






                                            UNITS OF
                                         PARTNERSHIP
                                           INTEREST                LIMITED PARTNERS      GENERAL PARTNER                TOTAL
                                        --------------         -------------------       ------------------       ---------------


PARTNERS' CAPITAL, DECEMBER 31, 1998        1,849.783         $         2,186,847         $         27,190       $     2,214,037
                                        ==============         ===================       ==================       ===============


  Capital Contributions                             -                           -                        -                     -


  Capital Withdrawals                         (67.157)                    (77,985)                       -               (77,985)


  Capital Distributions                             -                     (72,736)                  (1,255)              (73,991)


  Net Income                                        -                       7,531                      445                 7,976
                                        --------------         -------------------       ------------------       ---------------


PARTNERS' CAPITAL, MARCH 31, 1999           1,782.626         $         2,043,657         $         26,380       $     2,070,037
                                        ==============         ===================       ==================       ===============


  Capital Contributions                             -                           -                        -                     -


  Capital Withdrawals                               -                           -                        -                     -


  Capital Distributions                             -                           -                        -                     -


  Net Income                                        -                       6,894                       89                 6,983
                                        --------------         -------------------       ------------------       ---------------


PARTNERS' CAPITAL, JUNE 30, 1999            1,782.626         $         2,050,551         $         26,469       $     2,077,020
                                        ==============         ===================       ==================       ===============



NET ASSET VALUE PER PARTNERSHIP UNIT:

  March 31, 1999:
     Amount                                 $1,161.23
     Units outstanding                      1,782.626


  June 30, 1999:
     Amount                                 $1,165.15
     Units outstanding                      1,782.626



         The accompanying notes are an integral part of these combined financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) - FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.



                                                                     Six months          Six months
                                                                     ended 6/30/99      ended 6/30/98
                                                                     ------------       -------------
        CASH FLOWS FROM OPERATING ACTIVITIES:

                Net Income                                          $     14,959       $     123,780

                Adjustments To Reconcile Net Income To
                Net Cash Provided By Operating Activities:
                        Net Change In Unrealized Gains
                          On Futures Contracts                            33,814              26,811
                        Net Change In Unrealized
                          Option Premiums                                  9,450             (29,400)
                        Accrued Interest From U.S. Treasury
                          Strip Securities                               (58,730)            (72,987)
                        Gain on Sale of U.S. Treasury
                          Strip Securities                                (5,555)             (2,415)

                        (Increase) Decrease In Operating Assets:
                          Net Receivable From Commodity
                            Broker For Cash Retained                      26,395             (46,553)
                          Net Receivable From Commodity
                            Broker For Interest Receivable                   177                (178)

                        Increase (Decrease) In Operating Liabilities:
                          Accrued Brokerage Commissions                     (451)              5,340
                          Accrued Advisory Fees                           (3,827)             (2,241)
                          Accrued Sponsor Fees                              (108)              1,571
                          Other Accrued Expenses                             437               3,372
                          Redemptions Payable                            (35,204)            181,206

                        Allocation of Income to Minority Interest           (938)              2,513
                                                                     ------------       -------------


                           Net cash (used in) provided by operating
                              activities                                 (34,540)             67,039
                                                                     ------------       -------------

        NET CASH FLOWS FROM FINANCING ACTIVITIES
                        Limited Partner Additions                              -                   -
                        Limited Partner Redemptions                      (77,985)           (252,780)
                        Partner Distributions                            (73,991)            (95,551)
                                                                     ------------       -------------
                           Net cash used in financing activities        (151,976)           (348,331)
                                                                     ------------       -------------

        NET CASH FLOWS FROM INVESTING ACTIVITIES
                        Maturity of U.S. Treasury Strip                   75,000              97,000
                        Sale of U.S. Treasury Strip Securities            96,557              60,512
                                                                     ------------       -------------
                           Net cash provided by investing activities     171,557             157,512
                                                                     ------------       -------------

        NET INCREASE IN CASH                                                   -                   -

        CASH AT BEGINNING OF PERIOD                                            -                   -
                                                                     ------------       -------------



        CASH AT END OF PERIOD                                       $          -       $           -
                                                                     ============       =============


          The accompanying notes are an integral part of these combined financial statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998:



         (A)                                   JUNE 30,          JUNE 30,
                                                 1999              1998
                                             ------------      ------------
                  PARTNERS' CAPITAL        $ 2,077,020         $ 2,441,050





                  For the sixth month period ending June 30, 1999, Partners' Capital decreased $ 137,017 due primarily to capital withdrawals of

                  $ 77,985, capital distributions of $ 73,991, and operating expenses of $ 58,937.  The decrease in capital resulting from capital withdrawals, capital distributions, and operating expenses was partially offset by the increase in accrued interest of the

                  Treasury strip securities of $ 58,730 and the realized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 3,822.  Largest gains in futures trading were concentrated in S&P 500 index contracts.


                  In comparison, for the sixth month period ending June 30, 1998,

                  Partner's Capital decreased $224,551 due mainly to capital redemptions of $ 252,780, capital distributions of $ 95,551,

                  and operating expenses of $ 72,172. The decrease in capital was partially offset with realized and unrealized trading gains of

                  $ 114,774, and the increase of accrued interest in the U.S.

                  Treasury strips of $ 72,987.  The majority of realized and unrealized gains in futures trading were recognized in the S&P 500

                  Index contracts.






                  For the three month period ending June 30, 1999, Partners'

                  Capital increased $ 6,983, due primarily to the increase in the value of the the U.S. Treasury strips, which was partially offset by losses in options on futures trading of $ 7,525, and operating expenses of $ 29,032.  The largest increase was from the appreciation in the value of the U.S. Treasury  Strip Securities'

                  interest of $ 28,904, and the realized and  unrealized trading gains of futures contracts, and currency forwards of $ 8,030. Largest gains in futures trading were concentrated in the indices and energy markets, namely the S&P 500 Index, and the  largest losses were in Treasury notes futures contracts.


                  For the three month period  ended June 30, 1998, Partners'

                  Capital decreased $ 205,199 due to net withdrawals of $ 196,207,

                  operating expenses of $ 34,784, and the  realized and unrealized trading losses of futures contracts, options on futures contracts,

                  and currency forwards of $ 19,285. The decrease in capital generated by capital withdrawals, operating expenses, and

                  trading losses was offset partially by the appreciation in the

                  U.S. Securities' unrealized interest of $ 36,191. Largest

                  losses in futures trading were concentrated  in the financial markets, namely the Australian bond market (30 year bonds,

                  Aussie T-bills).




         (B)      The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of June 30,

                  1999, the cost plus accrued interest value (as shown on the

                  Combined Statements of Financial Condition) of the U.S. Treasury






                  Strip Securities is $ 1,747,557 and the value of said securities

                  at market value is $ 1,811,801.   As of December 31, 1998, the

                  value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,854,829 and the market value was $ 2,007,822.




         (C)      With respect to the Year 2000 Computer Issue, the Partnership and James River Management Corp. are essentially impacted by three  components with respect to being "Y2K compliant": a) a third party accounting system, Commodity Accounting Systems ("CAS") (b)

                  the operating systems of the futures clearing broker, ED&F Man,

                  Intl., and (c) the internally developed systems at James River

                  Capital ("JRCC").  As of June 30, 1999, CAS believes they will be

                  Y2K compliant at year-end, 1999. JRCC has tested internal

                  applications and believes that all mission critical systems will be compliant during the December 31, 1999 - January, 2000

                  transition.  ED&F Man has completed testing of their mission critical systems and non-critical internal systems, and has also incorporated a contingency plan for their systems if, after

                  December 31, 1999, they should run into problems caused by Y2K issues (ED&F Man International has filed a Form BD-Y2K with the

                  SEC, SEC File No: 00818104, CRD File No. 6731).  James River

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

                                           THE FOUR SEASONS FUND II L.P.
                                                    (Registrant)

                                    By     JAMES RIVER MANAGEMENT CORP.
                                        ---------------------------------
                                            (General Partner)

                                    By     Edward M. Jasinski
                                        -------------------------------
                                            Director of Fund
                                            Administration