Form 10-Q
period 1999-09-30
FOUR SEASONS FUND II L P
filed 1999-11-15
CIK 884180

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1999

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

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                     September 30,     December 31,
                                                                          1999            1998
                                                                     -------------     -----------
                                                                      (Unaudited)       (audited)
 ASSETS:

               Net Receivable From Commodity Broker:

                             Receivable For Cash Retained             $  327,292       $  375,836

                             Net Unrealized Gain on
                              Open Futures Contracts                      12,879           48,168

                             Accrued Interest Receivable                     705              961

                             Other                                           180               71


               U.S. Treasury Strip Securities (at Cost plus
                                Accrued Interest)                      1,776,953        1,854,829
                                                                      ----------       ----------

TOTAL ASSETS                                                          $2,118,009       $2,279,865
                                                                      ==========       ==========



LIABILITIES:

              Accrued Brokerage Commissions                           $   13,000       $    4,724

              Accrued Advisory Fees                                        3,462            5,566

              Accrued Sponsor Fees                                         3,891            1,413

              Other Accrued Expenses                                      12,979           11,617

              Redemptions Payable                                         13,994           35,204
                                                                      ----------       ----------
                                                                          47,326           58,524

              Minority interest in Trading Company                         5,833            7,304
                                                                      ----------       ----------

TOTAL LIABILITIES                                                         53,159           65,828
                                                                      ----------       ----------
PARTNERS' CAPITAL:
                 General Partner  (22.7171 units - 12/31/98)
                                  (22.7171 units - 09/30/99)              26,492           27,190

                 Limited Partners (1,827.066 units - 12/31/98)
                                  (1,747.9089  units - 09/30/99)       2,038,358        2,186,847
                                                                      ----------       ----------

TOTAL PARTNERS' CAPITAL                                                2,064,850        2,214,037
                                                                      ----------       ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $2,118,009       $2,279,865
                                                                      ==========       ==========

PARTNERSHIP UNITS OUTSTANDING                                          1,770.626        1,849.783
                                                                      ==========       ==========

 NET ASSET VALUE PER PARTNERSHIP UNIT                                 $ 1,166.17       $ 1,196.92
                                                                      ==========       ==========

The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS
OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.


                                                     Three months         Three months        Nine months         Nine months
                                                     ended 09/30/99       ended 09/30/98     ended 09/30/99      ended 09/30/98
                                                    ---------------      ----------------    ---------------    ---------------
 REVENUES
       Trading Profit (Loss)
         Net realized gains (losses)                   $     4,996          $    (36,358)         $    55,007       $   114,391
         Net option premiums                               (15,260)                    -              (18,185)          (38,564)
         Net change in unrealized gains on open
           futures contracts                                (1,474)              111,081              (35,289)           84,270
         Net change in unexpired options                     9,450                     -                    -            29,400
                                                       -----------          ------------          -----------        ----------
                Total Trading Profit (Loss)                 (2,288)               74,723                1,534           189,497

       Gain on sale of U.S. Treasury Strip
            Securities                                           -                 7,892                5,555            10,306
       Interest income                                      31,660                37,684               95,241           118,960
                                                       -----------          ------------          -----------        ----------
                           Total Revenues                   29,372               120,299              102,330           318,763

 EXPENSES
       Brokerage commissions                                13,247                15,742               40,645            50,048
       Management fees                                       5,180                 6,194               15,874            19,681
       Sponsor fees                                          3,891                 4,656               11,925            14,786
       Administrative expenses                               5,764                11,969               18,573            26,216
                                                       -----------          ------------          -----------        ----------
                           Total Expenses                   28,082                38,561               87,017           110,731
                                                       -----------          ------------          -----------        ----------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST               1,290                81,738               15,312           208,031

ALLOCATION OF MINORITY INTEREST                                533                  (633)               1,471            (3,146)
                                                       -----------          ------------          -----------        ----------
NET INCOME:                                            $     1,823          $     81,105          $    16,783        $  204,885
                                                       ===========          ============          ===========        ==========
       Limited Partners                                $     1,800          $     80,254          $    16,573        $  199,547
       General Partner                                          23                   851                  210             5,338
       Net income per unit                             $         1          $         37          $         9        $       89


The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                             UNITS OF
                                           PARTNERSHIP                LIMITED               GENERAL
                                             INTEREST                 PARTNERS              PARTNER               TOTAL
                                          --------------         ---------------          ------------         ----------
PARTNERS' CAPITAL, DECEMBER 31, 1998        1,849,783               $2,186,847             $    27,190         $2,214,037


  Capital Withdrawals                         (79,157)                 (91,979)                      -            (91,979)


  Capital Distributions                             -                  (73,082)                   (909)           (73,991)


  Net Income                                        -                   16,573                     210             16,783
                                          -----------            -------------             -----------        -----------


PARTNERS' CAPITAL, SEPTEMBER 30, 1999       1,770,626               $2,038,358             $    26,492         $2,064,850
                                          ===========            =============             ===========        ============


NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1998:
     Amount                               $ 1,196.92
     Units outstanding                     1,849,783

  September 30, 1999:
     Amount                               $ 1,166,17
     Units outstanding                     1,770,626

The accompanying notes are an integral part of these combined condensed financial statements.

                FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

                THE FOUR SEASONS FUND II L.P.

                COMBINED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.


                                                                                      Nine months          Nine months
                                                                                     ended 9/30/99        ended 9/30/98
                                                                                  -------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

              Net Income                                                               $    16,783          $    204,885

              Adjustments To Reconcile Net Income To
              Net Cash Provided By Operating Activities:
                            Net Change In Unrealized Gains
                              On Futures Contracts                                          35,289               (84,270)
                            Net Change In Unrealized
                              Option Premiums                                                    -               (29,400)
                            Accrued Interest From U.S. Treasury
                              Strip Securities                                             (88,126)             (107,496)
                            Gain on Sale of U.S. Treasury
                              Strip Securities                                              (5,555)              (10,306)

                            (Increase) Decrease In Operating Assets:
                              Net Receivable From Commodity
                                Broker For Cash Retained                                    48,435                47,708
                              Net Receivable From Commodity
                                Broker For Interest Receivable                                 256                   161

                            Increase (Decrease) In Operating Liabilities:
                              Accrued Brokerage Commissions                                  8,276                19,872
                              Accrued Advisory Fees                                         (2,104)                 (306)
                              Accrued Sponsor Fees                                           2,478                 6,227
                              Other Accrued Expenses                                         1,362                 9,519
                              Redemptions Payable                                          (21,210)              317,724

                            Allocation of Income to Minority Interest                       (1,471)                3,146
                                                                                       -----------          -------------


                               Net cash (used in) provided by operating activities         (22,370)              172,580
                                                                                       ------------         -------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
                            Minority Interest Redemption                                         -               (17,000)
                            Partner Redemptions                                            (91,979)             (585,504)
                            Partner Distributions                                          (73,991)              (95,551)
                                                                                      -------------         -------------
                               Net cash used in financing activities                      (165,970)             (698,055)
                                                                                      -------------         -------------


NET CASH FLOWS FROM INVESTING ACTIVITIES
                            Maturity of U.S. Treasury Strip                                 75,000                97,000
                            Sale of U.S. Treasury Strip Securities                          96,557               223,591
                                                                                       ------------         -------------
                               Net cash provided by investing activities                   171,557               320,591
                                                                                      -------------         -------------

NET INCREASE IN CASH                                                                             -                     -

CASH AT BEGINNING OF PERIOD                                                            $         -          $          -
                                                                                      -------------         -------------




CASH AT END OF PERIOD                                                                            -                     -
                                                                                      =============         =============






The accompanying notes are an integral part of these combined condensed financial statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE NINE MONTH AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

   (A)                                              SEPT 30,           SEPT 30,
                                                      1999              1998
                                                  ------------       ----------

            PARTNERS' CAPITAL                    $ 2,064,850        $ 2,189,431



            For the nine month period ending September 30, 1999, Partners'

            Capital decreased $ 149,187 due primarily to capital withdrawals of $ 91,979, capital distributions of $ 73,991, and operating expenses of $ 87,107.  The decrease in capital resulting from capital withdrawals, capital distributions, and operating expenses was partially offset by the increase in accrued interest of the

            Treasury strip securities of $ 88,126 and the realized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 1,534.  Largest gains in futures trading were concentrated in S&P 500 index contracts.


            In comparison, for the nine month period ending September 30,

            1998, Partner's Capital decreased $ 476,170 due mainly to capital redemptions of $ 585,504, capital distributions of $ 95,551,

            and operating expenses of $ 110,731. The decrease in capital was partially offset with realized and unrealized trading gains of

            $ 189,497, and the increase of accrued interest in the U.S.

            Treasury strips of $ 107,496.  The majority of realized and unrealized gains in futures trading were recognized in S&P 500

            Index contracts, Deutsche Mark contracts, and French Matif bonds.

            For the three month period ending September 30, 1999, Partners'

            Capital decreased $ 12,170 , due primarily to net options premiums of $ (15,260) and operating expenses of $ 28,082. The decrease in capital was partially offset by the increase in accrued interest of the Treasury strip securities of $ 29,395.  Largest losses in futures trading and options on futures trading were recognized in the S&P 500 index contracts and 10-year Treasury note contracts.



            For the three month period ended September 30, 1998, Partners'

            Capital decreased $ 251,618, due mainly to net withdrawals of

            $ 332,724 and operating expenses of $ 38,561.  The decrease in capital resulting from capital withdrawals and operating expenses was partially offset by the appreciation in the value of the U.S.

            Treasury Strip securities' accreted interest of $ 34,509, as well as the unrealized and realized trading profits of futures

            contracts, options on futures contracts, and currency forwards of

            $ 74,723.  Largest gains were attributed to trading in the financials sector, where gains in Eurodollars, French Matif Bonds,

            DTB 5-year Bonds, Simex Government Bonds, Italian Government

            Bonds, and CBOT 5-year Bonds were recognized.





       (B)  The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of September 30,

            1999, the cost plus accrued interest value (as shown on the

            Combined Statements of Financial Condition) of the U.S. Treasury

            Strip Securities is $ 1,776,953 and the value of said securities

            at market value is $ 1,828,519.   As of December 31, 1998, the

            value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,854,829 and the market value was $ 2,007,822.




       (C)  With respect to the Year 2000 Computer Issue, the Four Seasons

            Fund II LP and James River Capital Corp. are essentially impacted by three components with respect to being "Y2K compliant": a) a third party accounting system, Commodity Accounting Systems

            ("CAS") (b) the operating systems of the futures clearing broker,

            ED&F Man International, and (c) the internally developed systems at James River Capital Corp. ("JRCC").  As of September 30, 1999,

            CAS, ED&F Man International, and JRCC are confident that all components of its Year 2000 preparedness will be operational in

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

                                            THE FOUR SEASONS FUND II L.P.
                                                    (Registrant)

                                    By      JAMES RIVER MANAGEMENT CORP.
                                            ----------------------------
                                            (General Partner)

                                    By      Edward M. Jasinski
                                            ------------------
                                            Director of Fund Administration