Form 10-K
period 1999-12-31
FOUR SEASONS FUND II L P
filed 2000-03-30
CIK 884180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    X Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                  For the Fiscal Year Ended: December 31, 1999

                                       or

                    Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-21286

                          THE FOUR SEASONS FUND II L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        54-1613165
---------------------------------                -------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                        c/o JAMES RIVER MANAGEMENT CORP.
                                 103 Sabot Park
                          Manakin-Sabot, Virginia 23103
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(804) 784-4500
--------------

Securities registered pursuant to Section 12(b) of the Act:
None
----

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units
-------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X]  Yes                      [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Aggregate market value of the voting and non-voting equity held by
non-affiliates as of February 29, 2000:    $1,989,912.

                                     PART I

Item 1.  Business

     (a)      General Development of Business

                  The Four Seasons Fund II L.P. (the "Partnership") is a limited partnership organized on February 13, 1992 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Delaware Revised Uniform Limited Partnership Act. The Partnership was funded through an offering of Units of Limited Partnership Interest ("Units"). Limited Partners are referred to herein as "Unitholders." The Partnership implements asset allocation strategies by trading approximately 13% of its original assets in the futures, forward and options markets through an affiliated limited partnership (the "Trading Company") of which the Partnership is the sole limited partner, while maintaining its remaining assets in a guaranteed distribution pool.

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

                  ED&F Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"), although Kidder, Peabody & Co. Incorporated was the commodity broker until January 30, 1995. The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $26,394 invested as of December 31, 1999. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $5,103 at December 31, 1999.

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

     (b)      Financial Information About Segments

                  For financial reporting purposes, the Partnership's business constitutes only one segment, speculative trading of forward, futures, and options on futures contracts. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are set forth under "Item 6. Selected Financial Data." See Exhibit 13(a) containing the Financial Statements of the Partnership.

     (c)      Narrative Description of Business

              (1)      See Items 1(a) and (b) above.

                       (i)      through (xii) - not applicable.

                       (xiii) - the Partnership has no employees.

(d)      Financial Information About Geographic Areas

                  The Partnership does not engage in material operations in foreign countries (although it does trade on foreign exchanges and in foreign currency futures contracts), nor is a material portion of its revenues derived from foreign customers. See "Item 1(b). Financial Information About Segments."

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

                  (5) Provides to each Unitholder tax information necessary for the preparation of his/her annual federal income tax return and such other \ information as the CFTC may by regulation require.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

                  (a) Market Information. There is no trading market for the Units, and none is likely to develop. Units are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth full calendar quarter of the Partnership's operations were subject to a redemption charge of 2%, 1% or 0% depending on the amount of selling commissions paid by the Unitholder. Requests for redemption must be received by the General Partner ten days before the redemption date. For the year ended December 31, 1999 there were no redemption charges paid to the Partnership.

                  Holders.  As of December 31, 1999 there were 36 holders of
Units.

                  Dividends. The Partnership will make a $40 per Unit annual distribution to each Unitholder, the first distribution having been made on March 4, 1994 to Unitholders of record on February 16, 1994; the second distribution having been made on February 23, 1995 to Unitholders of record on February 16, 1995; the third distribution having been made on February 23, 1996 to Unitholders of record on February 23, 1996; the fourth distribution having been made on February 18, 1997 to Unitholders of record on February 18, 1997; the fifth distribution having been made on February 20, 1998 to Unitholders of record on February 20, 1998; and the sixth distribution having been made on February 22, 1999 to Unitholders of record on February 15, 1999. Except for the distributions referred to above, no other dividends have been made or are contemplated.

                  Securities Sold. None. Items (b) through (f) of item 701 of Regulation S-K are not applicable.

                  (b) Not Applicable.

Item 6.  Selected Financial Data

                  The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or
(2) market value.

                                                                 For the Years Ended
                                                                 -------------------
                                  December 31,     December 31,      December 31,     December 31,      December 31,
                                  -----------      -----------       -----------      -----------       -----------
                                         1999             1998              1997             1996              1995
                                         ----             ----              ----             ----              ----
Revenues:
Gain: (loss) on
trading     of Commodities
Positions                           $(11,767)         $217,965          $330,164       $(250,741)        $1,205,872
Interest Income                       127,103          152,631           202,467          408,523           519,388
Redemption Income                           0                0                 0                0                 0
Realized gain (loss) on
U.S. Treasury Strip Notes               5,757           34,961            14,148           69,419           (7,719)
Unrealized gain (loss) on
U.S. Treasury Strip Notes                   0                0                 0                0           557,725
                                      -------         --------          --------        ---------        ----------
Total revenue                         121,093          405,557           546,779          227,701         2,275,266

Expenses:
Brokerage commissions and
fees                                   53,748           64,231            83,269          165,938           211,672
Management Fees                        21,013           25,243            32,675           64,846            83,141
Incentive Fees                              0                0                 0                0                 0
GP Fees                                15,784           18,963            24,536           48,685            62,416
Operating Expenses                     23,582           29,198            23,311           32,475            33,859
                                      -------         --------          --------        ---------        ----------
         Total Expenses               114,127          137,635           163,791          311,944           391,088
                                      -------         --------          --------        ---------        ----------

Income (loss) before
Allocation of Majority
Interest                                6,966          267,922           382,988         (84,243)         1,884,178
Minority Interest
operating (income) loss                 2,201          (3,228)           (7,391)            6,992          (11,213)
                                      -------         --------          --------        ---------        ----------

Net income (loss)                     $ 9,167        $ 264,694         $ 375,597       $ (77,251)        $1,872,965
                                      =======        =========         =========       ==========        ==========

Net income (loss)
allocated to General
Partner                                   113            6,060            10,813              (3)            19,503
                                      =======        =========         =========       ==========        ==========

Net income (loss)
allocated to Limited
Partners                                9,054          258,634           364,784         (77,248)         1,853,462
                                      =======        =========         =========       ==========        ==========

Net income (loss) per Unit
(for a Unit outstanding
throughout the year/period)              4.95           120.71            124.68            (.03)            277.14
                                      =======        =========         =========       ==========        ==========

Total assets                       $2,098,462       $2,279,865        $2,724,165       $5,566,829        $8,652,018
                                   ==========       ==========        ==========       ==========        ==========

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

                  Results of Operations

                  For the year ended December 31, 1999, operating results show a gain of $9,167 and the Net Asset Value per Unit was $1,161.87. The significant components of this aggregate gain were increases in the market value and interest on U.S. Treasury securities. The gain in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $5,757 (combined realized and unrealized); the gain in accrued interest on same securities equaled $127,103. The net loss on trading in futures and options on futures was -$11,767 (combined realized and unrealized) for the year, with the largest declines in 10-year U.S. T-note contracts (-$45,496), 5-year U.S. T-note contracts (-$40,128) and New Zealand/U.S. dollar cross-rate contracts (-$10,841). These losses were off-set in significant part by gains in futures trading due to S&P 500 index contracts (+$74,193), Soybean oil contracts (+$8,222) and Euro Currency Unit contracts (+$7,937). The remaining net loss of -$5,654 was the net result of smaller trading gains and losses in approximately forty-two other markets. The combined gain of these operating activities (+$121,093), less operating expenses of $114,127, plus the allocation of minority interest in the affiliated Trading Company (+$2,201), equals the total aggregate Partnership gain of +$9,167.

                  Operating results showed a gain of $264,694 for the year ended December 31, 1998, with the Net Asset Value per Unit as of December 31, 1998 at $1,196.92. The significant components of this aggregate gain were profits on trading in futures. The net gain on trading in futures and options on futures was +$217,965 (combined realized and unrealized) for the year, with the largest declines in British pound futures contracts (-$13,515), Australian 3-year bond contracts (-$13,327) and 3-month Canadian Banker's Acceptance contracts (-$12,964), and the most significant increases due to S&P 500 index contracts (+$148,935), Japanese Government Bond contracts (+$26,370) and 5-year U.S. T-note contracts (+$21,882). The remaining net gain of +$60,584 was the net result of smaller trading gains and losses in approximately forty-five other markets. The increase in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $34,961 (combined realized and unrealized); the increase in accrued interest on same securities was $152,631. The combined gain of these operating activities (+$405,557), less operating expenses of $137,635, less the allocation of minority interest in the affiliated Trading Company (-$3,228), equals the total aggregate Partnership gain of $264,694.

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

                  The conversion to a single euro-currency was a very significant and novel political and economic event and there can be no certainty about its direct or indirect future effects on currency markets. The introduction of the Euro does not eliminate the global appetite for hedging and speculation in European Markets. Rather, the Euro and Euro-denominated instruments essentially provide investors the opportunity to achieve a more diversified exposure to European markets without the necessity of trading individual instruments in legacy currency. Unforeseen effects of the European Monetary Union could result in trading losses for the Partnership.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Arthur Andersen LLP has served as the Partnership's independent public accountants since 1995. Results for 1999, 1998, 1997, 1996 and 1995 have been audited by Arthur Andersen LLP. There have been no changes in or disagreements with the accountants on accounting or financial disclosure.

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

                  The Partnership and the Trading Company have no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment. ED&F Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General Development of Business."

Item  12.         Security Ownership of Certain Beneficial Owners and Management

                  Security Ownership of Certain Beneficial Owners

                  The Partnership knows of 8 Unitholders who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

         Name and Address                  Number of Units   Percentage of Units
         ------------------------------    ---------------   -------------------

         Kosman Inc.                                 125.00            7.06%
         190498 CR-G
         Scottbluff, NE 69361

         Betty C. LaRoe IRA Rollover                 210.89           11.91%
         P.O. Box 69
         Terrell, TX 75160

         James K. LaRoe IRA Rollover                 217.82           12.30%
         P.O. Box 69
         Terrell, TX 75160

         Ralph Balcof Separate                       100.00            5.65%
         Property Trust
         P.O. Box 1269
         Azusa, CA 91702

         Joyce & Michael Dileo                       100.00            5.65%
         21 Jefferson Place
         Massapequa, NY 11758

         Georgiana M. Ely Trust                      100.00            5.65%
         c/o Jane Mace
         13122 Mission Valley Drive
         Houston, TX 77069

         Cella, McKeon & Williams                    100.00            5.65%
         P.O. Box 221
         North Haven, CT 06473

         Milton L. Shifman Scholarship Trust         100.00            5.65%
         U/w/o Milton L. Shifman
         111-34 Shearwater Court
         Jersey City, NJ 07305

                  Security Ownership of Management

                  Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 22.717 Units valued at $26,394 as of December 31, 1999, 1.28% of the Partnership's total equity. The General Partner also owned a $5,103 interest in the Trading Company as of such date.

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
                  Form 8-K

                  (a)1.    Financial Statements (found in Exhibit 13(a))

                  The required financial statements are included in the 1999 Annual Report, a copy of which is filed herein as Exhibit 13(a).

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

                         (10)     Material Contracts

                           a.       Advisory Agreement between the Trading
Company and RXR Inc.

                           b.       Customer Agreement between the Partnership
and Kidder, Peabody & Co. Incorporated.

                           c.       Guarantee of The RXR Group Inc.

                           d.       Assignment and Assumption Agreement among
certain commodity pools (including the Partnership), Kidder, Peabody Co. Incorporated and ED&F Man International Inc.

                  The above exhibits are incorporated herein by reference from the Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-45938) and declared effective as of September 8, 1992, except that (1) the Limited Partnership Agreement is incorporated by reference from the Prospectus dated September 8, 1992 filed pursuant to Rule 424(b), (2) the Certificate of Amendment to Certificate of Limited Partnership of the Partnership is incorporated by reference from the Partnership's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994 and (3) the Assignment and Assumption Agreement is incorporated by reference from the Partnership's Annual Report on 10-K for the Fiscal Year Ended December 31,1994.

                         (13)     1999 Annual Report and Independent Auditors'
Report -- filed herewith as Exhibit 13(a).

                         (16) Letter regarding change in certified public
accountants is incorporated by reference to the Partnership's Report on Form 8-K dated November 10, 1995.

                         (27)     Financial Data Schedule.

                  (b)      Reports on Form 8-K

                  The Partnership filed a report on Form 8-K dated November 10, 1995. No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                               Date: March 30, 2000


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                Title With Registrant                   Date


/s/ PAUL H. SAUNDERS        Chairman and Chief                   March 30, 2000
--------------------        Executive Officer
Paul H. Saunders            (Principal Executive Officer
                            and Chief Operating Officer)


/s/ KEVIN M. BRANDT         President, Treasurer and             March 30, 2000
-------------------         Director (Principal Financial
Kevin M. Brandt             and Accounting Officer)


                  (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.      General Partner             March 30, 2000
                                  of Registrant

By: /s/ KEVIN M. BRANDT
   --------------------
    Kevin M. Brandt
    President

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

                                THE FOUR SEASONS FUND II L.P.

                                By: James River Management Corp.,
                                        General Partner

                                By: ______________________
                                        Paul H. Saunders
                                        Chairman and Chief Executive Officer

                                Date: March 30, 2000


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                    Title With Registrant                  Date


                       Chairman and Chief                      March 30, 2000
                       Executive Officer
                       (Principal Executive Officer
                       and Chief Operating Officer)
-------------------
Paul H. Saunders

                       President, Treasurer and                March 30, 2000
                       Director (Principal Financial
                       and Accounting Officer)
-------------------
Kevin M. Brandt


                  (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.      General Partner                March 30, 2000
                                  of Registrant

By: _______________________
       Kevin M. Brandt
       President

                          THE FOUR SEASONS FUND II L.P.

                                 1999 FORM 10-K

                                INDEX TO EXHIBITS



                                  EXHIBIT                                  PAGE
                                  -------                                  ----
Exhibit 13(a)                1999 Annual Report and Independent
                                Auditors' Reports                           E-1

Exhibit 27.01                Financial Data Schedule                        E-2