Form 10-Q
period 2000-03-31
FOUR SEASONS FUND II L P
filed 2000-05-22
CIK 884180

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X          No

FORM 10-Q   PART 1  ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,             December 31,
                                                                                 2000                    1999
                                                                            -------------          ---------------
                                                                             (Unaudited)              (audited)
                Net Receivable From Commodity Broker:

                         Receivable For Cash Retained                       $     260,382          $       284,736

                         Net Unrealized Gain on                                    50,397                   18,281
                          Open Futures Contracts

                         Accrued Interest Receivable                                  790                      761

                         Other                                                        417                      403

                U.S. Treasury Strip Securities (Cost plus Accrued)              1,752,889                1,794,281
                                                                            -------------          ---------------


       TOTAL ASSETS                                                         $   2,064,875          $     2,098,462
                                                                            =============          ===============


       LIABILITIES:

               Accrued Brokerage Commissions                                $      12,852          $        12,906

               Accrued Advisory Fees                                                3,420                    3,430

               Accrued Sponsor Fees                                                 3,849                    3,861

               Other Accrued Expenses                                              11,268                   15,928

               Redemptions Payable                                                177,543                        -
                                                                            -------------          ---------------

                                                                                  208,932                   36,125

               Minority interest in Trading Company                                 5,338                    5,103
                                                                            -------------          ---------------

       TOTAL LIABILITIES                                                          214,270                   41,228
                                                                            -------------          ---------------

       PARTNERS' CAPITAL:

               General Partner (22.717 units - 03/31/00)                           26,021                   26,394
                                 (22.717 units - 12/31/99)
               Limited Partners (1592.909  units - 03/31/00)                    1,824,584                2,030,840
                                 (1747.909 units - 12/31/99)
                                                                            -------------          ---------------

       TOTAL PARTNERS' CAPITAL                                                  1,850,605                2,057,234
                                                                            -------------          ---------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $   2,064,875          $     2,098,462
                                                                            =============          ===============

       PARTNERSHIP UNITS OUTSTANDING                                            1,615.626                1,770.626
                                                                            =============          ===============

       NET ASSET VALUE PER PARTNERSHIP UNIT                                 $    1,145.44          $      1,161.87
                                                                            =============          ===============

      The accompanying notes are an integral part of these combined statements.

FORM 10-Q  PART 1  ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

                                                                                Three months          Three months
                                                                               ended 03/31/00        ended 03/31/99
                                                                               --------------        --------------
REVENUES

            Trading Profit (Loss)
                      Net realized gains                                         $ 24,212               $ 37,813
                      Net option premiums                                         -19,412                 -4,850
                      Net change in unrealized gains on open futures contracts     32,116                -29,646
                                                                                 --------               --------

                            Total Trading Results                                  36,916                  3,317

            Gain on sale of U.S. Treasury Strip Securities                           --                    1,936
            Interest income                                                        31,606                 32,183
                                                                                 --------               --------

                            Total Revenues                                         68,522                 37,436


EXPENSES

            Brokerage commissions                                                  13,076                 13,969
            Management fees                                                         5,124                  5,474
            Sponsor fees                                                            3,848                  4,112
            Administrative expenses                                                 4,500                  6,350
                                                                                 --------               --------

                            Total Expenses                                         26,548                 29,905
                                                                                 --------               --------

INCOME  BEFORE ALLOCATION OF MINORITY INTEREST                                     41,974                  7,531

ALLOCATION OF MINORITY INTEREST                                                      -235                    445
                                                                                 --------               --------

NET INCOME:                                                                      $ 41,739               $  7,976
                                                                                 ========               ========

            Limited Partners                                                     $ 41,203               $  7,874
            General Partner                                                           536                    102
            Net income per unit                                                  $  23.57               $   4.31

The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND DECEMBER 31, 1999.

                                             UNITS OF
                                           PARTNERSHIP
                                             INTEREST           LIMITED PARTNERS       GENERAL PARTNER          TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 1999          1,770.626          $    2,030,840         $      26,394       $    2,057,234
                                         ==============           =============          ============        =============



  Capital Withdrawals                          (155.000)               (177,543)                    -             (177,543)


  Capital Distributions                               -                 (69,916)                 (909)             (70,825)


  Net Income                                          -                  41,203                   536               41,739
                                         --------------           -------------          ------------        -------------


PARTNERS' CAPITAL, MARCH 31, 2000             1,615.626          $    1,824,584         $      26,021       $    1,850,605
                                         ==============           =============          ============        =============



NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 1999:
     Amount                                   $1,161.87
     Units outstanding                        1,770.626


  March 31, 2000:
     Amount                                   $1,145.44
     Units outstanding                        1,615.626

The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

                                                                          3/31/00               3/31/99
                                                                      ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                                     $        41,739                 7,976

       Adjustments To Reconcile Net Income To
       Net Cash Provided By Operating Activities:
                 Net Change In Unrealized Gains
                   On Futures Contracts                                       -32,115                29,646
                 Accrued Interest From U.S. Treasury
                   Strip Securities                                           -29,607               -29,826
                 Gain on Sale of U.S. Treasury
                   Strip Securities                                                 -                -1,936

      (Increase) Decrease In Operating Assets:

                   Net Receivable From Commodity

                     Broker For Cash Retained                                  24,339               -11,871
                   Net Receivable From Commodity
                     Broker For Interest Receivable                               -30                   113

    Increase (Decrease) In Operating Liabilities:

                   Accrued Brokerage Commissions                                  -54                 8,957
                   Accrued Advisory Fees                                          -11                   384
                   Accrued Sponsor Fees                                           -12                -1,454
                   Other Accrued Expenses                                      -4,660                 1,097
                   Redemptions Payable                                        177,543                42,781

                 Allocation of Income to Minority Interest                        235                  -445
                                                                      ---------------       ---------------

                    Net cash provided by operating activities                 135,629                37,446
                                                                      ---------------       ---------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
                 Limited Partner Redemptions                                 -177,543               -77,985
                 Partner Distributions                                        -70,825               -73,991
                                                                      ---------------       ---------------
                    Net cash used in financing activities                    -248,368              -151,976
                                                                      ---------------       ---------------

NET CASH FLOWS FROM INVESTING ACTIVITIES
                 Maturity of U.S. Treasury Strip                               71,000                75,000
                 Sale of U.S. Treasury Strip Securities                             -                31,554
                                                                                            ---------------
                    Net cash provided by investing activities                  71,000               106,554
                                                                      ---------------       ---------------
NET INCREASE IN CASH                                                                0                     0

CASH AT BEGINNING OF PERIOD                                                         0                     0
                                                                      ---------------       ---------------

CASH AT END OF PERIOD                                                               0                     0
                                                                      ===============       ===============

   The accompanying notes are an integral part of these combined statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:


         (A)                                   MARCH 31,         MARCH 31,
                                                 2000              1999
                                             ------------      ------------
                  PARTNERS' CAPITAL          $ 1,850,605       $ 2,070,037

                  For the three month period ending March 31, 2000, Partners' Capital decreased $ 206,629 due primarily to net withdrawals of $ 177,543 capital distributions of $ 70,825, and operating expenses of $ 26,548. The decrease in capital resulting from capital withdrawals and distributions, and operating expenses was partially offset by the appreciation in the value of the U.S. Treasury Strip Securities' interest of $ 29,607 and the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 36,916. Largest gains in futures trading were concentrated in the indices and financial markets, namely the S&P 500 Index, and 10 Year note contracts.

                  In comparison, for the three month period ended March 31, 1999, Partners' capital decreased $ 144,000 due to net withdrawals of $ 77,985 and operating expenses of $ 29,905. The decrease in capital generated by capital withdrawals and operating expenses were offset partially by the appreciation in the U.S. Securities' interest of $ 29,826, and from the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 3,317. Largest gains from futures trading were concentrated in the indices and energy markets, namely the S&P 500 index, and Light Crude Oil contracts.

         (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of March 31, 2000, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 1,752,889 and the value of said securities at market value is $ 1,776,104. As of March 31, 1999, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,780,037 and the market value was $ 1,890,833.

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