Form 10-Q
period 2000-06-30
FOUR SEASONS FUND II L P
filed 2000-08-14
CIK 884180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999:



         (A)                                   JUNE 30,           JUNE 30,
                                                 2000              1999
                                             ------------      ------------
             PARTNERS' CAPITAL               $ 1,694,009        $ 2,077,020


             For the six month period ending June 30, 2000, Partners'

             Capital decreased $ 363,225 due primarily to net withdrawals of

             $ 289,313, capital distributions of $ 70,825, and operating expenses of $ 50,793.  The decrease in capital resulting from capital withdrawals and distributions, and operating expenses was partially offset by the appreciation in the value of the U.S.

             Treasury Strip Securities' interest of $ 56,736.  Net realized and unrealized trading losses of futures contracts, options on futures contracts, and currency forwards amounted to a loss $ (15,752).

             Largest gains in futures trading were concentrated in natural gas and 10-yr Treasury Notes contracts, while largest losses were accumulated in S&P 500 index contracts.



             In comparison, for the six month period ending June 30, 1999,

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





             For the three month  period  ending June 30,  2000,  Partner's

             Capital  decreased  $ 156,596,  due  primarily  to net capital withdrawals of $ 111,770, trading losses of futures contracts,

             options on  futures  contracts,  and  currency  forwards  of $

             52,667, and operating expenses of $ 24,246.  These losses were partially  offset by the  appreciation in accrued  interest of the Treasury strip  securities of $ 27,129.  Largest losses in trading  were  concentrated  in the S&P 500  index  contracts,

             while  largest gains were  recognized in the energies,  namely natural gas contracts.




             In comparision, for the three month period ending June 30, 1999,

             Partners' Capital increased $ 6,983, due primarily to the increase in the value of the the U.S. Treasury strips, which was partially offset by losses in options on futures trading of $ 7,525, and operating expenses of $ 29,032.  The largest increase was due to the appreciation in the value of the U.S. Treasury Strip

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

             2000, the cost plus accrued interest value (as shown on the

             Combined Statement of Financial Condition) of the U.S. Treasury

             Strip Securities is $ 1,627,253 and the value of said securities

             at market value is $ 1,665,396.   As of June 30, 1999, the

             value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,747,557 and the market value was $ 1,811,801.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                              June 30,                     December 31,
                                                                                2000                           1999
                                                                           ----------------               ------------
                                                                             (Unaudited)                    (audited)

                Net Receivable From Commodity Broker:

                              Receivable For Cash Retained                       $  192,096                 $   284,736

                              Net Unrealized Gain on                                 30,709                      18,281
                               Open Futures Contracts

                              Net Unexpired Option Premiums                         (11,850)                          -

                              Accrued Interest Receivable                               370                         761

                              Other                                                     275                         403

                U.S. Treasury Strip Securities (Cost plus Accrued)                1,627,253                   1,794,281
                                                                                 -----------                 -----------




  TOTAL ASSETS                                                                   $1,838,852                 $ 2,098,462
                                                                                 ===========                 ===========


  LIABILITIES:

                Accrued Brokerage Commissions                                    $    7,547                 $    12,906

                Accrued Advisory Fees                                                 7,929                       3,430

                Accrued Sponsor Fees                                                  3,387                       3,861

                Other Accrued Expenses                                               10,435                      15,928

                Redemptions Payable                                                 111,770                           -

                                                                                 -----------                 -----------

                                                                                    141,067                      36,125


                Minority interest in Trading Company                                  3,776                       5,103
                                                                                 -----------                 -----------


  TOTAL LIABILITIES                                                                 144,843                      41,228
                                                                                 -----------                 -----------


  PARTNERS' CAPITAL:

                General Partner  ( 22.717 units - 06/30/00)                          25,391                      26,394
                                           ( 22.717 units - 12/31/99)
                Limited Partners  (1492.909 units - 06/30/00)                     1,668,618                   2,030,840
                                           (1747.909 units - 12/31/99)
                                                                                 -----------                 -----------


  TOTAL PARTNERS' CAPITAL                                                         1,694,009                   2,057,234


                                                                                 -----------                 -----------

  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $1,838,852                 $ 2,098,462

                                                                                 ===========                 ===========

  PARTNERSHIP UNITS OUTSTANDING                                                   1,515.626                   1,770.626

                                                                                 ===========                 ===========

  NET ASSET VALUE PER PARTNERSHIP UNIT                                           $ 1,117.70                 $  1,161.87

                                                                                 ===========                 ===========


The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.




                                                                                        6/30/00              6/30/99
                                                                                  --------------------  -------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net Income                                                          $   (3,087)              14,959

                 Adjustments To Reconcile Net Income To
                 Net Cash Provided By Operating Activities:
                               Net Change In Unrealized Gains
                                 On Futures Contracts                                   (12,428)              33,814
                               Net Change In Unrealized
                                 Option Premiums                                         11,850                9,450
                               Accrued Interest From U.S. Treasury
                                 Strip Securities                                       (56,736)             (58,730)
                               Gain on Sale of U.S. Treasury
                                 Strip Securities                                        (1,916)              (5,555)

                               (Increase) Decrease In Operating Assets:
                                 Net Receivable From Commodity
                                   Broker For Cash Retained                              92,768               26,395
                                 Net Receivable From Commodity
                                   Broker For Interest Receivable                           391                  177

                               Increase (Decrease) In Operating Liabilities:
                                 Accrued Brokerage Commissions                           (5,359)                (451)
                                 Accrued Advisory Fees                                    4,499               (3,827)
                                 Accrued Sponsor Fees                                      (474)                (108)
                                 Other Accrued Expenses                                  (5,494)                 437
                                 Redemptions Payable                                    111,770              (35,204)

                               Allocation of Income to Minority Interest                 (1,327)                (938)
                                                                                      ----------          -----------


                                  Net cash provided by operating activities             137,544              (34,540)
                                                                                      ----------          -----------

   NET CASH FLOWS FROM FINANCING ACTIVITIES
                               Limited Partner Redemptions                             (289,313)             (77,985)
                               Partner Distributions                                    (70,825)             (73,991)
                                                                                      ----------          -----------
                                  Net cash used in financing activities                (360,138)            (151,976)
                                                                                      ----------          -----------

   NET CASH FLOWS FROM INVESTING ACTIVITIES
                               Maturity of U.S. Treasury Strip                           71,000               75,000
                               Sale of U.S. Treasury Strip Securities                   154,681               96,557
                                                                                      ----------          -----------
                                  Net cash provided by investing activities             225,681              171,557
                                                                                      ----------          -----------

   NET INCREASE IN CASH                                                                       -                    -

   CASH AT BEGINNING OF PERIOD                                                                -                    -
                                                                                      ----------           ----------



   CASH AT END OF PERIOD                                                                      -                    -
                                                                                      ==========           ==========


   The  accompanying  notes are an integral  part of these  combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE SIX MONTHS ENDED JUNE 30, 2000, AND THE THREE MONTHS ENDED MARCH 31, 2000.






                                                  UNITS OF
                                               PARTNERSHIP
                                                 INTEREST         LIMITED PARTNERS       GENERAL PARTNER               TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 1999           1,770.626          $  2,030,840              $  26,394            $    2,057,234
                                             ============           ===========              =========             =============



  Capital Withdrawals                           (155.000)             (177,543)                     -                  (177,543)


  Capital Distributions                                -               (69,916)                  (909)                  (70,825)


  Net Income (Loss)                                    -                41,203                    536                    41,739
                                             ------------           -----------              ---------             -------------


PARTNERS' CAPITAL, MARCH 31, 2000              1,615.626          $  1,824,584              $  26,021            $    1,850,605
                                             ============           ===========              =========             =============



  Capital Withdrawals                           (100.000)             (111,770)                     -                  (111,770)


  Capital Distributions                                -                     -                      -                         -


  Net Income (Loss)                                    -               (44,196)                  (630)                  (44,826)
                                             ------------           -----------              ---------             -------------


PARTNERS' CAPITAL, JUNE 30, 2000               1,515.626          $  1,668,618              $  25,391            $    1,694,009
                                             ============           ===========              =========             =============



  December 31, 1999:
     Amount                                    $1,161.87
     Units outstanding                         1,770.626

  March 31, 2000:
     Amount                                    $1,145.44
     Units outstanding                         1,615.626

  June 30, 2000:
     Amount                                    $1,117.70
     Units outstanding                         1,515.626





The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.





                                                                  Three months       Three months     Six months        Six months
                                                                 ended 06/30/00     ended 06/30/99  ended 06/30/00    ended 06/30/99
                                                                 ---------------   ---------------  --------------    -------------
REVENUES
               Trading Profit (Loss)
                             Net realized gains (losses)            $  (19,530)     $  12,198         $    4,682       $   50,011
                             Net option premiums                        (1,600)         1,925            (21,012)          (2,925)
                             Net change in unrealized gains on
                               open futures contracts                  (19,687)        (4,168)            12,428          (33,814)
                             Net change in unexpired options           (11,850)        (9,450)           (11,850)          (9,450)
                                                                      ---------      ---------          ---------        ---------

                                   Total Trading Results               (52,667)           505            (15,752)           3,822

               Gain on sale of U.S. Treasury Strip Securities            1,916          3,619              1,916            5,555
               Interest income                                          28,609         31,398             60,215           63,581
                                                                  -------------    -----------      -------------    -------------
                                                                                                               0
                                   Total Revenues                      (22,142)        35,522             46,379           72,958


EXPENSES
               Brokerage commissions                                    11,584         13,430             24,659           27,399
               Management fees                                           4,509          5,221              9,634           10,695
               Sponsor fees                                              3,387          3,922              7,235            8,034
               Administrative expenses                                   4,766          6,459              9,265           12,809
                                                                  -------------    -----------      -------------    -------------

                                   Total Expenses                       24,246         29,032             50,793           58,937
                                                                  -------------    -----------      -------------    -------------

INCOME (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST                   (46,388)         6,490             (4,414)          14,021

ALLOCATION OF MINORITY INTEREST                                          1,562            493              1,327              938
                                                                  -------------    -----------      -------------    -------------

NET INCOME (LOSS):                                                 $  (44,826)     $   6,983         $   (3,087)      $   14,959
                                                                  =============    ===========      =============    =============

               Limited Partners                                     $  (44,196)     $   6,894         $   (2,992)      $   14,768
               General Partner                                            (630)            89                (95)             191
               Net income per unit                                      (27.75)          3.92              (4.17)            4.13




The accompanying notes are an integral part of these combined statements.

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