Form 10-Q
period 2000-09-30
FOUR SEASONS FUND II L P
filed 2000-11-14
CIK 884180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

    23103
    (Zip Code)

    (804) 578-4500 Attention:  Mr. Paul Saunders
    (Registrant's telephone number, including area code)


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

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000
 AND DECEMBER 31, 1999.



                                                                                   September 30,                     December 31,
                                                                                      2000                              1999
                                                                                 ------------------                -----------------
                                                                                   (Unaudited)                        (audited)
     ASSETS
                   Net Receivable From Commodity Broker:

                                 Receivable For Cash Retained                   $        283,635                 $        284,736

                                 Net Unrealized Gain on                                  (16,240)                          18,281
                                  Open Futures Contracts

                                 Net Unexpired Option Premiums                            (4,350)                               -

                                 Accrued Interest Receivable                                 940                              761

                                 Other                                                       300                              403

                   U.S. Treasury Strip Securities (Cost plus Accrued interest)         1,481,245                        1,794,281
                                                                                 ----------------                  ---------------




     TOTAL ASSETS                                                               $      1,745,530                 $      2,098,462
                                                                                 ================                  ===============


     LIABILITIES:

                   Accrued Brokerage Commissions                                $         18,286                 $         12,906

                   Accrued Advisory Fees                                                   5,794                            3,430

                   Accrued Sponsor Fees                                                    6,605                            3,861

                   Other Accrued Expenses                                                 11,505                           15,928

                   Redemptions Payable                                                    39,256                                -

                                                                                 ----------------                  ---------------

                                                                                          81,446                           36,125


                   Minority interest in Trading Company                                    3,411                            5,103
                                                                                 ----------------                  ---------------


     TOTAL LIABILITIES                                                                    84,857                           41,228
                                                                                 ----------------                  ---------------


     PARTNERS' CAPITAL:

                   General Partner  ( 22.717 units - 09/30/00)                            25,480                           26,394
                                              ( 22.717 units - 12/31/99)
                   Limited Partners  (1457.909 units - 09/30/00)                       1,635,193                        2,030,840
                                              (1747.909 units - 12/31/99)
                                                                                 ----------------                  ---------------


     TOTAL PARTNERS' CAPITAL                                                           1,660,673                        2,057,234


                                                                                 ----------------                  ---------------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $      1,745,530                 $      2,098,462

                                                                                 ================                  ===============

     PARTNERSHIP UNITS OUTSTANDING                                                     1,480.626                        1,770.626

                                                                                 ================                  ===============

     NET ASSET VALUE PER PARTNERSHIP UNIT                                       $       1,121.60                 $       1,161.87

                                                                                 ================                  ===============



   The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q    PART 1    ITEM 1    FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.




                                                             Three months       Three months       Nine months      Nine months
                                                             ended 09/30/00     ended 09/30/99   ended 09/30/00    ended 09/30/99
                                                             --------------     --------------   --------------    --------------
REVENUES
         Trading Profit (Loss)
             Net realized gains                              $    48,498        $     4,996      $     53,180      $    55,007
             Net option premiums                                 (11,794)           (15,260)          (32,806)         (18,185)
             Net change in unrealized gains on open
                futures contracts                                (46,949)            (1,474)          (34,521)         (35,289)
             Net change in unexpired options                       7,500              9,450            (4,350)               -
                                                              ----------         ----------       -----------       ----------

                   Total Trading Results                          (2,745)            (2,288)          (18,497)           1,534

         Gain on sale of U.S. Treasury Strip Securities            4,393                  -             6,309            5,555
         Interest income                                          27,305             31,660            87,521           95,241
                                                              ----------         ----------       -----------       ----------

                             Total Revenues                       28,953             29,372            75,333          102,330


EXPENSES
         Brokerage commissions                                    11,001             13,247            35,660           40,645
         Management fees                                           4,284              5,180            13,918           15,874
         Sponsor fees                                              3,218              3,891            10,454           11,925
         Administrative expenses                                   4,895              5,764            14,160           18,573
                                                              ----------         ----------       -----------       ----------

                             Total Expenses                       23,398             28,082            74,192           87,017
                                                              ----------         ----------       -----------       ----------

INCOME BEFORE ALLOCATION OF MINORITY INTEREST                      5,555              1,290             1,141           15,312

ALLOCATION OF MINORITY INTEREST                                      364                533             1,691            1,471
                                                              ----------         ----------       -----------       ----------

NET INCOME:                                                  $     5,919        $     1,823      $      2,832      $    16,783
                                                              ==========         ==========       ===========       ==========

         Limited Partners                                    $     5,830        $     1,800      $      2,838      $    16,573
         General Partner                                              89                 23                (6)             210
         Net income (loss) per unit                                 3.90               1.02             (0.27)            9.25




   The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000.






                                                UNITS OF
                                               PARTNERSHIP
                                                INTEREST      LIMITED PARTNERS    GENERAL PARTNER           TOTAL


   PARTNERS' CAPITAL, DECEMBER 31, 1999        1,770.626      $   2,030,840       $       26,394        $   2,057,234
                                             ===========       ============        =============        =============



     Capital Withdrawals                        (290.000)          (328,569)                   -             (328,569)


     Capital Distributions                             -            (69,916)                (909)             (70,825)


     Net Income (Loss)                                 -              2,838                   (6)               2,832
                                             -----------       ------------        -------------        -------------


   PARTNERS' CAPITAL, SEPTEMBER 30, 2000       1,480.626      $   1,635,193       $       25,480        $   1,660,673
                                             ===========       ============        =============        =============


     December 31, 1999:
        Amount                                $1,161.87
        Units outstanding                      1,770.626

     September 30, 2000:
        Amount                                $1,121.60
        Units outstanding                      1,480.626





    The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.





                                                                                        9/30/00             9/30/99
                                                                                  --------------------  ------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:

                    Net Income                                                    $       2,832              16,783

                    Adjustments To Reconcile Net Income To
                    Net Cash Used in Operating Activities:
                                 Net Change In Unrealized Gains
                                   On Futures Contracts                                  34,521              35,289
                                 Net Change In Unrealized
                                   Option Premiums                                        4,350                   -
                                 Accrued Interest From U.S. Treasury
                                   Strip Securities                                     (81,611)            (88,126)
                                 Gain on Sale of U.S. Treasury
                                   Strip Securities                                      (6,309)             (5,555)

                                 (Increase) Decrease In Operating Assets:
                                   Net Receivable From Commodity
                                     Broker For Cash Retained                             1,204              48,435
                                   Net Receivable From Commodity
                                     Broker For Interest Receivable                        (179)                256

                                 Increase (Decrease) In Operating Liabilities:
                                   Accrued Brokerage Commissions                          5,380               8,276
                                   Accrued Advisory Fees                                  2,364              (2,104)
                                   Accrued Sponsor Fees                                   2,744               2,478
                                   Other Accrued Expenses                                (4,424)              1,362
                                   Redemptions Payable                                   39,256             (21,210)

                                 Allocation of Income to Minority Interest               (1,691)             (1,471)
                                                                                  --------------        ------------


                                    Net cash used in operating activities                (4,395)            (22,370)
                                                                                  --------------        ------------

      NET CASH FLOWS FROM FINANCING ACTIVITIES
                                 Limited Partner Redemptions                           (328,569)            (91,979)
                                 Partner Distributions                                  (70,825)            (73,991)
                                                                                  --------------        ------------
                                    Net cash used in financing activities              (399,394)           (165,970)
                                                                                  --------------        ------------

      NET CASH FLOWS FROM INVESTING ACTIVITIES
                                 Maturity of U.S. Treasury Strip                         71,000              75,000
                                 Sale of U.S. Treasury Strip Securities                 329,957              96,557
                                                                                  --------------        ------------
                                    Net cash provided by investing activities           400,957             171,557
                                                                                  --------------        ------------

      NET INCREASE IN CASH                                                                    -                   -

      CASH AT BEGINNING OF PERIOD                                                             -                   -
                                                                                  --------------        ------------



      CASH AT END OF PERIOD                                                                   -                   -
                                                                                  ==============        ============



    The accompanying notes are an integral part of these combined condensed statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE NINE MONTH AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999:



 (A)                             SEPT 30,        SEPT 30,
                                  2000             1999
                                 --------        --------

          PARTNERS' CAPITAL     $1,660,673      2,064,850


          For the nine month period ending September 30, 2000, Partners'

          Capital decreased $ 396,561 due primarily to capital withdrawals of $ 328,569, capital distributions of $ 70,825, operating expenses of $ 74,192, and realized and unrealized trading losses of futures contracts, options on futures, and currency forwards of $ 18,497.  The decrease in capital resulting from capital withdrawals, capital distributions, trading losses, and operating expenses was partially offset by the increase in accrued interest of the Treasury strip securities of $ 81,611. The largest losses in futures trading were concentrated in S&P 500 index contracts,

          while gains were recognized in 10-year notes and US Treasury bond futures contracts.


          In comparison, for the nine month period ending September 30,

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

          The largest gains in futures trading were concentrated in S&P 500 index contracts.

          For the three month period ending September 30, 2000, Partners'

          Capital decreased $ 33,337, due primarily to capital withdrawals of $ 39,256 and operating expenses of $ 23,398. The decrease in capital was partially offset by the increase in accrued interest of the Treasury strip securities of $ 24,875.  The largest losses in futures trading and options on futures trading were recognized in the S&P 500 index contracts, while the largest gains were

          accumulated in 5-year CBOT notes, US bond futures, and foreign currency futures trading.


          For the three month period ending September 30, 1999, Partners'

          Capital decreased $ 12,170 , due primarily to net options

          premiums of $ (15,260) and operating expenses of $ 28,082. The decrease in capital was partially offset by the increase in accrued interest of the Treasury strip securities of $ 29,395.

          The largest losses in futures trading and options on futures trading were recognized in the S&P 500 index contracts and 10-year

          Treasury note contracts.




     (B)  The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of September 30,

          2000, the cost plus accrued interest value (as shown on the

          Combined Condensed Statements of Financial Condition) of the

          U.S. Treasury Strip Securities is $ 1,481,245 and the value of said securities at market value is $ 1,514,983. As of December 31,

          1999, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,794,281 and the market value was $ 1,819,710.

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