Form 10-K405
period 2000-12-31
FOUR SEASONS FUND II L P
filed 2001-03-27
CIK 884180

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended: December 31, 2000

                                      or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                  or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-21286
                                                -------

                         THE FOUR SEASONS FUND II L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                  54-1613165
--------------------------------          -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                       c/o JAMES RIVER MANAGEMENT CORP.
                                103 Sabot Park
                         Manakin-Sabot, Virginia 23103
                   ----------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (804) 578-4500
                                                    --------------

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

                         [X]  Yes          [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting equity held by non-affiliates as of February 28, 2001: $1,665,894.

                                    PART I
                                    ------

Item 1.  Business
         --------

     (a)  General Development of Business
          -------------------------------

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

          ED&F Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"), although Kidder, Peabody & Co. Incorporated was the commodity broker until January 30, 1995. The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the

Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $26,967 invested as of December 31, 2000. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $4,566 at December 31, 2000.

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

          In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular futures. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in some futures contract prices that may occur during a single trading day. The Trading Company may trade on foreign commodity exchanges which are not subject to regulation by any United States Government agency.

     (b)  Financial Information About Segments
          ------------------------------------

          For financial reporting purposes, the Partnership's business constitutes only one segment, speculative trading of forward, futures, and options on futures contracts. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are set forth under "Item 6. Selected Financial Data." See Exhibit 13(a) containing the Financial Statements of the Partnership.

     (c)  Narrative Description of Business
          ---------------------------------
          (1)  See Items 1(a) and (b) above.
               (i)  through (xii) - not applicable.
               (xiii) - the Partnership has no employees.

     (d)  Financial Information About Geographic Areas
          ---------------------------------------------

          The Partnership does not engage in material operations in foreign countries (although it does trade on foreign exchanges and in foreign currency futures contracts), nor is a material portion of its revenues derived from foreign customers. See "Item 1(b). Financial Information About Segments."
                                    ------------------------------------

Item 2.  Properties
         ----------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

        (a) Market Information. There is no trading market for the Units, and none is likely to develop. Units are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit (less any redemption fee, if applicable, as described below) calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Units redeemed on or prior to the end of the fourth full calendar quarter of the Partnership's operations were subject to a redemption charge of 2%, 1% or 0% depending on the amount of selling commissions paid by the Unitholder. Requests for redemption must be received by the General Partner ten days before the redemption date. For the year ended December 31, 2000 there were no redemption charges paid to the Partnership.

       Holders.  As of December 31, 2000 there were __ holders of Units.

       Dividends. The Partnership made a $40 per Unit annual distribution on February 22, 1999 to Unitholders of record on February 18, 1999 and on March 3, 2000 to Unitholders of record on February 16, 2000. Except for the $40 per Unit annual distribution, no other dividends have been made or are contemplated.

       Securities Sold. None. Items (b) through (f) of item 701 of Regulation S-K are not applicable.

     (b)  Not Applicable.

Item 6.  Selected Financial Data
         -----------------------

          The following is a summary of operations and total assets of the Partnership for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or
(2) market value.


                                                                             For the Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                          December 31,       December 31,        December 31,        December 31,       December 31,
                                              2000               1999               1998                1997                1996
                                          ----------         -----------         -----------         -----------        -----------
Revenues:
Gain: (loss) on trading of
 Commodities Positions                    $   74,920         $  (11,767)         $  217,965          $  330,164          $ (250,741)

Interest Income                              114,351            127,103             152,631             202,467             408,523
Realized gain on U.S. Treasury Strip
 Notes                                         6,847              5,757              34,961              14,148              69,419
                                          ----------         ----------          ----------          ----------          ----------
Total revenue                                196,118            121,093             405,557             546,779             227,701

Expenses:
Brokerage commissions and fees                46,644             53,748              64,231              83,269             165,938
Management Fees                               18,205             21,013              25,243              32,675              64,846
GP Fees                                       13,674             15,784              18,963              24,536              48,685
Operating Expenses                            18,328             23,582              29,198              23,311              32,475
                                          ----------         ----------          ----------          ----------          ----------
          Total Expenses                      96,851            114,127             137,635             163,791             311,944
                                          ----------         ----------          ----------          ----------          ----------

Income (loss) before Allocation of
 Majority Interest                            99,267              6,966             267,922             382,988             (84,243)
Minority Interest operating income
 (loss)                                          537              2,201              (3,228)             (7,391)              6,992
                                          ----------         ----------          ----------          ----------          ----------
Net income (loss)                         $   99,804         $    9,167          $  264,694          $  375,597          $  (77,251)
                                          ==========         ==========          ==========          ==========          ==========

Net income (loss) allocated to
 General Partner                               1,482                113               6,060              10,813                  (3)
                                          ==========         ==========          ==========          ==========          ==========
Net income (loss) allocated to
 Limited Partners                             98,322              9,054             258,634             364,784             (77,248)
                                          ==========         ==========          ==========          ==========          ==========
Net income (loss) per Unit (for a
 Unit outstanding throughout the
 year/period)                                  65.23               4.95              120.71              124.68                (.03)
                                          ==========         ==========          ==========          ==========          ==========

Total assets                              $1,817,685         $2,098,462          $2,279,865          $2,724,165          $5,566,829
                                          ==========         ==========          ==========          ==========          ==========


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

          Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

          Liquidity
          ---------

          Most United States commodity exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trading Company from promptly liquidating unfavorable positions and subject the Trading Company to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trading Company may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trading Company's futures trading operations, the Partnership's assets are highly liquid and are expected to remain so.

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

          Results of Operations
          ---------------------

          For the year ended December 31, 2000, operating results show a gain of $99,804 and the Net Asset Value per Unit was $1,187.10. The significant components of this aggregate gain were increases in the market value and interest on U.S. Treasury securities. The gain in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $6,847 (combined realized and unrealized); the gain in accrued interest on same securities equaled $114,351. The net gain on trading in futures and options on futures was $74,920 (combined realized and unrealized) for the year, with the largest gains in 10-year Treasury note contracts, U.S. bond contracts , and 5-year CBOT note contracts. These gains were partially offset by losses generated in the trading of S&P 500 futures contracts. Other smaller trading gains were achieved in the energy and currencies sectors, with approximately forty markets traded overall. The combined gain of these operating activities of $196,118, less operating expenses of $96,851, plus the allocation of minority interest in the affiliated Trading Company of $537, equals the total aggregate Partnership gain of $99,804.

          For the year ended December 31, 1999, operating results show a gain of $9,167 and the Net Asset Value per Unit was $1,161.87. The significant components of this aggregate gain were increases in the market value and interest on U.S. Treasury securities. The gain in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $5,757 (combined realized and unrealized); the gain in accrued interest on same securities equaled $127,103. The net loss on trading in futures and options on futures was -$11,767 (combined realized and unrealized) for the year, with the largest declines in 10-year U.S. T-note contracts, 5-year U.S. T-note contracts and New Zealand/U.S. dollar cross-rate contracts. These losses were off-set in significant part by gains in futures trading due to S&P 500 index contracts, Soybean oil contracts and Euro Currency Unit contracts. The remaining loss was the net result of smaller trading gains and losses in approximately forty-two other markets. The combined gain of these operating activities of $121,093, less operating expenses of $114,127, plus the allocation of minority interest in the affiliated Trading Company of $2,201, equals the total aggregate Partnership gain of $9,167.

          Operating results showed a gain of $264,694 for the year ended December 31, 1998, with the Net Asset Value per Unit as of December 31, 1998 at $1,196.92. The significant components of this aggregate gain were profits on trading in futures. The net gain on trading in futures and options on futures was $217,965 (combined realized and unrealized) for the year, with the largest declines in British pound futures contracts, Australian 3-year bond contracts and 3-month Canadian Banker's Acceptance contracts, and the most significant increases due to S&P 500 index contracts, Japanese Government Bond contracts and 5-year U.S. T-note contracts. The remaining gain was the net result of smaller trading gains and losses in approximately forty-five other markets. The increase in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $34,961 (combined realized and unrealized); the increase in accrued interest on same securities was $152,631. The combined gain of these operating activities of $405,557, less operating expenses of $137,635, less the allocation of minority interest in the affiliated Trading Company of ($3,228), equals the total aggregate Partnership gain of $264,694.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          Not applicable pursuant to the "small business issuer" exemption from the disclosure requirements of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

          Financial statements required by this Item are included in the Exhibit 13(a) filed herewith.

          The following summarized quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. Such information, which has not been audited, is presented in thousands, except for unit and per unit data.


                                                                       First    Second     Third   Fourth
                                                                      quarter   quarter   quarter  quarter
                                                                       2000      2000      2000     2000
                                                                      -------   -------   -------  -------
          Revenues                                                    $   69   $   (22)   $   29   $  120
          Expenses                                                        27        24        23       23
                                                                      ------   -------    ------   ------
          Income (loss) before allocation of minority interest            42       (46)        6       97
          Allocation of minority interest                                 --         1        --       --
                                                                      ------   -------    ------   ------
          Net income (loss)                                           $   42   $   (45)   $    6   $   97
                                                                      ======   =======    ======   ======
          Net assets                                                  $1,851   $ 1,694    $1,661   $1,758
                                                                      ======   =======    ======   ======
          Partnership units outstanding, end of period                 1,616     1,516     1,481    1,481
                                                                      ======   =======    ======   ======
          Net asset value per unit, end of period                     $1,145   $ 1,118    $1,122   $1,187
                                                                      ======   =======    ======   ======
          Net income (loss) per unit                                  $23.57   $(27.74)    $3.90   $65.50
                                                                      ======   =======    ======   ======

                                                                       First   Second     Third    Fourth
                                                                      quarter  quarter    quarter  quarter
                                                                       1999     1999       1999     1999
                                                                      -------  -------    -------  -------
          Revenues                                                    $   38   $   36     $   29   $   18
          Expenses                                                        30       29         28       27
                                                                      ------   ------     ------   ------
          Income (loss) before allocation of minority interest             8        7          1       (9)
          Allocation of minority interest                                 --       --          1        1
                                                                      ------   ------     ------   ------
          Net income (loss)                                           $    8   $    7     $    2   $   (8)
                                                                      ======   ======     ======   ======
          Net assets                                                  $2,070   $2,077     $2,065   $2,057
                                                                      ======   ======     ======   ======
          Partnership units outstanding, end of period                 1,783    1,783      1,771    1,771
                                                                      ======   ======     ======   ======
          Net asset value per unit, end of period                     $1,161   $1,165     $1,166   $1,162
                                                                      ======   ======     ======   ======
          Net income (loss) per unit                                  $4.31    $3.92      $1.02    $(4.30)
                                                                      ======   ======     ======   ======

  There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

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

          (c)  Identification of Certain Significant Employees.  None.
               -----------------------------------------------

          (d)  Family relationships.  None.
               ---------------------

          (e)  Business Experience.  See "Item 1 (a)" and "Item 10 (a,b)" above.
               --------------------

          (f)  Involvement in Certain Legal Proceedings.  None.
               -----------------------------------------

          (g)  Promoters and Control Persons.  Not applicable.
               ------------------------------

          Item 405 of Regulation S-K is not applicable.

Item  11.  Executive Compensation
           ----------------------

          The Partnership and the Trading Company have no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein and receives a portion of the brokerage commission and the sponsor fee described in "Item 1(a) General Development of Business." The General Partner participates in any appreciation in the net assets of the Partnership in proportion to its investment. ED&F Man International Inc. acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). General Development of Business."

Item  12.  Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

           Security Ownership of Certain Beneficial Owners
           -----------------------------------------------

          The Partnership knows of 6 Unitholders who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

         Name and Address                                  Number of Units                   Percentage of Units
         ----------------                                  ---------------                   -------------------
     Betty C. LaRoe IRA Rollover                               210.89                           14.24%
     P.O. Box 69
     Terrell, TX 75160

     James K. LaRoe IRA Rollover                               217.82                           14.71%
     P.O. Box 69
     Terrell, TX 75160

     Ralph Balcof Separate                                     100.00                            6.75%
     Property Trust
     P.O. Box 1269
     Azusa, CA 91702

     Joyce & Michael Dileo                                     100.00                            6.75%
     21 Jefferson Place
     Massapequa, NY 11758

     Cella, McKeon & Williams                                  100.00                            6.75%
     P.O. Box 221
     North Haven, CT 06473

     Milton L. Shifman Scholarship Trust                       100.00                            6.75%
     U/w/o Milton L. Shifman
     111-34 Shearwater Court
     Jersey City, NJ 07305

          Security Ownership of Management
          --------------------------------

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 22.717 Units valued at $26,967 as of December 31, 2000, 1.53% of the Partnership's total equity. The General Partner also owned a $4,566 interest in the Trading Company as of such date.

          Changes in Control
          ------------------

          None.

Item  13.  Certain Relationships and Related Transactions
           ----------------------------------------------

          See "Item 1. Business," "Item 2. Properties," "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

     (a)1. Financial Statements (found in Exhibit 13(a))
           ---------------------------------------------

          The required financial statements are included in the 2000 Annual Report, a copy of which is filed herein as Exhibit 13(a).

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

          (13) 2000 Annual Report and Independent Auditors' Report -- filed herewith as Exhibit 13(a).

     (b)  Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                         Date: March 27, 2001

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

            Signature                               Title With Registrant                             Date
            ---------                               ---------------------                             ----
/s/ PAUL H. SAUNDERS                            Chairman and Chief                              March 27, 2001
--------------------                            Executive Officer
Paul H. Saunders                                (Principal Executive Officer
                                                and Chief Operating Officer)


/s/ KEVIN M. BRANDT                             President, Treasurer and                        March 27, 2001
-------------------                             Director (Principal Financial
Kevin M. Brandt                                 and Accounting Officer)


          (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.      General Partner           March 27, 2001
                                  of Registrant
By: /s/ KEVIN M. BRANDT
    -------------------
    Kevin M. Brandt
    President

                         THE FOUR SEASONS FUND II L.P.

                                 2000 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                                 EXHIBIT                       PAGE
                                 -------                       ----

Exhibit 13(a)   2000 Annual Report and Independent
                 Auditors' Reports                             E-1