Form 10-Q
period 2001-03-31
FOUR SEASONS FUND II L P
filed 2001-05-15
CIK 884180

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2001

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                                 March 31,            December 31,
                                                                   2001                  2000
                                                                ------------          -----------
                                                                (Unaudited)           (audited)
                  Cash                                               14,768               18,013

                  Net Receivable From Commodity Broker:

                          Receivable For Cash Retained           $  208,925           $  237,079

                          Net Unrealized Gain on                     29,923               75,121
                           Open Futures Contracts

                          Net unexpired options                      26,925               11,800

                          Accrued Interest Receivable                   560                  932

                          Other                                         403                1,120

                  U.S. Treasury Strip Securities
                         (Cost plus Accrued)                      1,437,845            1,473,620
                                                                ------------          -----------

          TOTAL ASSETS                                            $1,719,349          $ 1,817,685
                                                                ============          ===========

          LIABILITIES:

                  Accrued Brokerage Commissions               $      10,841         $     29,036

                  Accrued Advisory Fees                               1,409                2,884

                  Accrued Sponsor Fees                                3,248                9,826

                  Distributions payable                               4,001                    -

                  Other Accrued Expenses                             10,711               13,728
                                                                ------------          -----------

                                                                     30,210               55,474

                  Minority interest in Trading Company                3,964                4,566
                                                                ------------          -----------


          TOTAL LIABILITIES                                          34,174               60,040
                                                                ------------          -----------


          PARTNERS' CAPITAL:

                  General Partner ( 22.717 units - 03/31/01)         25,856               26,967
                                    ( 22.717 units - 12/31/00)
                  Limited Partners (1457.909  units - 03/31/01)   1,659,319            1,730,678
                                    (1457.909 units - 12/31/00)
                                                                ------------          -----------


          TOTAL PARTNERS' CAPITAL                                 1,685,175            1,757,645

                                                                ------------          -----------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL             $   1,719,349         $  1,817,685

                                                                ============          ===========

          PARTNERSHIP UNITS OUTSTANDING                           1,480.626            1,480.626

                                                                ============          ===========

          NET ASSET VALUE PER PARTNERSHIP UNIT                $    1,138.15         $   1,187.10

                                                                ============          ===========


   The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.




                                                                   Three months        Three months
                                                                  ended 03/31/01      ended 03/31/00
                                                                  --------------      --------------
REVENUES
          Trading Profit (Loss)
                  Net realized gains                              $      10,567        $    24,212
                  Net option premiums                                     4,886            (19,412)
                  Net change in unrealized gains on
                    open futures contracts                              (45,198)            32,116
                  Net change in unexpired options                        15,125                  -
                                                                  --------------       ------------

                        Total Trading Results                           (14,620)            36,916

          Interest income                                                26,246             31,606
                                                                  --------------       ------------

                        Total Revenues                                   11,626             68,522


EXPENSES
          Brokerage commissions                                          11,010             13,076
          Management fees                                                 4,322              5,124
          Sponsor fees                                                    3,248              3,848
          Administrative expenses                                         6,892              4,500
                                                                  --------------       ------------

                        Total Expenses                                   25,472             26,548
                                                                  --------------       ------------

(Loss) INCOME  BEFORE ALLOCATION OF MINORITY INTEREST                   (13,846)            41,974

ALLOCATION OF MINORITY INTEREST                                             602               (235)
                                                                  --------------       ------------

NET (loss) INCOME:                                                $     (13,244)       $    41,739
                                                                  ==============       ============

          Limited Partners                                        $     (13,041)       $    41,198
          General Partner                                                  (203)               535
          Net income per unit                                     $       (8.95)       $     23.57



The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.


                                                                           3/31/01           3/31/00
                                                                        ------------      ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:

            Net (loss) Income                                             $  (13,244)           41,739

            Adjustments To Reconcile Net Income To
            Net Cash Provided By Operating Activities:
                    Net Change In Unrealized Gains
                      On Futures Contracts                                    45,198           (32,115)
                    Net Change In Unexpired options                          (15,125)                -
                    Accrued Interest From U.S. Treasury
                      Strip Securities                                       (24,225)          (29,607)
                    Gain on Sale of U.S. Treasury
                      Strip Securities                                           -                 -

                    (Increase) Decrease In Operating Assets:
                      Net Receivable From Commodity
                        Broker For Cash Retained                              28,871            24,339
                      Net Receivable From Commodity
                        Broker For Interest Receivable                           372               (30)

                    Increase (Decrease) In Operating Liabilities:
                      Accrued Brokerage Commissions                          (18,195)              (54)
                      Accrued Advisory Fees                                   (1,475)              (11)
                      Accrued Sponsor Fees                                    (6,578)              (12)
                      Other Accrued Expenses                                  (3,017)           (4,660)
                      Distributions Payable                                    4,001                 -
                      Redemptions Payable                                          -           177,543

                    Allocation of Income to Minority Interest                  (602)               235
                                                                         ------------      ------------


                       Net cash provided by operating activities               9,225           135,629
                                                                         ------------      ------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES
                    Limited Partner Redemptions                                    -          (177,543)
                    Partner Distributions                                    (59,225)          (70,825)
                                                                         ------------      ------------
                       Net cash used in financing activities                 (59,225)         (248,368)
                                                                         ------------      ------------

    NET CASH FLOWS FROM INVESTING ACTIVITIES
                    Maturity of U.S. Treasury Strip                           60,000            71,000
                    Sale of U.S. Treasury Strip Securities                         -                 -
                                                                         -----------       -----------
                       Net cash provided by investing activities              60,000            71,000
                                                                         ------------      ------------

    NET DECREASE IN CASH                                                      (3,244)                -

    CASH AT BEGINNING OF PERIOD                                               18,013                 -
                                                                         ------------      ------------



    CASH AT END OF PERIOD                                                     14,768                 -
                                                                         ============      ============

    The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) -
FOR THE THREE MONTHS ENDED MARCH 31, 2001, AND DECEMBER 31, 2000.






                                         UNITS OF
                                      PARTNERSHIP
                                         INTEREST           LIMITED PARTNERS   GENERAL PARTNER          TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 2000     1,480.626           $ 1,730,678         $    26,967        $ 1,757,645
                                      =============          ===========         ============       ===========


  Capital Distributions                          -              (58,316)                (909)          (59,225)


  Net loss                                       -              (13,041)                (203)          (13,244)
                                      -------------          -----------         ------------       -----------


PARTNERS' CAPITAL, MARCH 31, 2001        1,480.626           $1,659,319          $    25,856        $1,685,175
                                      =============          ===========         ============       ===========


NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 2000:
     Amount                              $1,187.10
     Units outstanding                   1,480.626


  March 31, 2001:
     Amount                              $1,138.15
     Units outstanding                   1,480.626



The accompanying notes are an integral part of these combined statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000:



      (A)                           MARCH 31,            MARCH 31,
                                      2001                 2000
                                  ------------         ------------

           PARTNERS' CAPITAL      $ 1,685,175          $ 1,850,605


           For the three month period ended March 31, 2001, Partners'
           Capital decreased $ 72,470 due primarily to capital distributions of $ 59,225, and operating expenses of $ 25,472. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities' interest of $24,225. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $14,620 for the quarter ended March 31, 2001. Largest losses in futures trading were recognized in the trading of S&P 500 futures contracts.


           In comparison, for the three month period ended March 31, 2000, Partners' capital decreased $ 206,629 due to net withdrawals of $ 177,543, capital distributions of $ 70,825, and operating expenses of $ 26,548. The decrease in capital resulting from capital withdrawals and distributions, and operating expenses was offset partially by the U.S. Securities' interest of $ 29,607, and from the realized and unrealized trading gains of futures contracts, options on futures contracts, and currency forwards of $ 36,916. Largest gains from futures trading were concentrated in the indices and financial markets, namely the S&P 500 index, and Ten-year note contracts.

      (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of March 31, 2001, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 1,437,845 and the value of said securities
           at market value is $ 1,494,875.   As of March 31, 2000, the
           value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,752,889 and the market value was $ 1,776,104.

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