Form 10-Q
period 2001-06-30
FOUR SEASONS FUND II L P
filed 2001-08-13
CIK 884180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF FINANCIAL CONDITION AS OF JUNE 30, 2001 AND DECEMBER 31, 2000.


                                                                                 June 30,                 December 31,
                                                                                   2001                      2000
                                                                               -----------               -------------
                                                                               (Unaudited)                 (audited)
              Cash                                                             $    2,535                 $   18,013

              Net Receivable From Commodity Broker:

                            Receivable For Cash Retained                          264,471                    237,079

                            Net Unrealized (Loss) Gain on                          (9,959)                    75,121
                             Open Futures Contracts

                            Net Unexpired Option Premiums                               -                     11,800

                            Accrued Interest Receivable                               467                        932

                            Other                                                     432                      1,120

              U.S. Treasury Strip Securities (At Cost plus Accrued)             1,462,065                  1,473,620
                                                                               ----------                 ----------


TOTAL ASSETS                                                                   $1,720,011                 $1,817,685
                                                                               ==========                 ==========
LIABILITIES:

              Accrued Brokerage Commissions                                    $   21,393                 $   29,036

              Other Accrued Expenses                                               11,768                     13,728

              Accrued Sponsor Fees                                                  6,412                      9,826

              Accrued Advisory Fees                                                 4,213                      2,884
                                                                               ----------                 ----------


                                                                                   43,786                     55,474


              Minority interest in Trading Company                                  3,381                      4,566
                                                                               ----------                 ----------


TOTAL LIABILITIES                                                                  47,167                     60,040
                                                                               ----------                 ----------


PARTNERS' CAPITAL:

              General Partner  ( 22.717 units - 06/30/01)                          25,666                     26,967
                                         ( 22.717 units - 12/31/00)
              Limited Partners  (1457.909 units - 06/30/01)                     1,647,178                  1,730,678
                                         (1457.909 units - 12/31/00)
                                                                               ----------                 ----------


TOTAL PARTNERS' CAPITAL                                                         1,672,844                  1,757,645
                                                                               ----------                 ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $1,720,010                 $1,817,685
                                                                               ==========                 ==========

PARTNERSHIP UNITS OUTSTANDING                                                   1,480.626                  1,480.626
                                                                               ==========                 ==========

NET ASSET VALUE PER PARTNERSHIP UNIT                                           $ 1,129.82                 $ 1,187.10
                                                                               ==========                 ==========


The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED) -
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000.


                                                         Three months    Three months      Six months      Six months
                                                        ended 06/30/01  ended 06/30/00   ended 06/30/01  ended 06/30/00
                                                        --------------  --------------   --------------  --------------
REVENUES
    Trading Profit (Loss)
                  Net realized gains (losses)            $   49,033       $(19,530)        $ 59,601        $  4,682
                  Net option premiums                         5,958         (1,600)          10,844         (21,012)
                  Net change in unrealized gains on
                  open futures contracts                    (39,882)       (19,687)         (85,080)         12,428
                  Net change in unexpired options           (26,925)       (11,850)         (11,800)        (11,850)
                                                         -----------      --------         --------        --------

                        Total Trading Results               (11,816)       (52,667)         (26,436)        (15,752)

    Gain on sale of U.S. Treasury Strip Securities                -          1,916                -           1,916
    Interest income                                          25,551         28,609           51,797          60,215
                                                         -----------      --------         --------        --------

                        Total Revenues                       13,735        (22,142)          25,361          46,379
                                                         -----------      --------         --------        --------

EXPENSES
    Brokerage commissions                                    10,703         11,584           21,712          24,659
    Administrative expenses                                   8,572          4,766           15,465           9,265
    Management fees                                           4,211          4,509            8,533           9,634
    Sponsor fees                                              3,165          3,387            6,412           7,235
                                                         -----------      --------         --------        --------

                        Total Expenses                       26,650         24,246           52,122          50,793
                                                         -----------      --------         --------        --------

LOSS BEFORE ALLOCATION OF MINORITY INTEREST                 (12,915)       (46,388)         (26,760)         (4,414)

ALLOCATION OF MINORITY INTEREST                                 583          1,562            1,185           1,327
                                                         -----------      --------         --------        --------

NET LOSS:                                                $  (12,332)      $(44,826)        $(25,575)       $ (3,087)
                                                         ===========      ========         ========        ========

    Limited Partners                                     $  (12,143)      $(44,196)        $(25,184)       $ (2,992)
    General Partner                                            (189)          (630)            (392)            (95)
    Net loss per unit                                         (8.33)        (27.75)          (17.27)          (4.17)




The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED) -
FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND THE THREE MONTHS
ENDED MARCH 31, 2001.


                                                        UNITS OF
                                                      PARTNERSHIP
                                                        INTEREST       LIMITED PARTNERS       GENERAL PARTNER          TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 2000                    1,480.626         $1,730,678              $26,967            $1,757,645
                                                        =========         ==========              =======            ==========


  Capital Distributions                                         -            (58,316)                (909)              (59,225)


  Net Loss                                                      -            (13,041)                (203)              (13,244)
                                                        ---------         ----------              -------            ----------


PARTNERS' CAPITAL, MARCH 31, 2001 (Unaudited)           1,480.626         $1,659,321              $25,855            $1,685,176
                                                        =========         ==========              =======            ==========


  Net Loss                                                      -            (12,143)                (189)              (12,332)
                                                        ---------         ----------              -------            ----------


PARTNERS' CAPITAL, JUNE 30, 2001 (Unaudited)            1,480.626         $1,647,178              $25,666            $1,672,844
                                                        =========         ==========              =======            ==========



  December 31, 2000:
     Amount                                             $1,187.10
     Units outstanding                                  1,480.626

  March 31, 2001:
     Amount                                             $1,138.15
     Units outstanding                                  1,480.626

  June 30, 2001:
     Amount                                             $1,129.82
     Units outstanding                                  1,480.626

The accompanying notes are an integral part of these combined statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000.




                                                                                            6/30/01            6/30/00
                                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

              Net Loss                                                                     $(25,576)        $   (3,087)

              Adjustments To Reconcile Net Loss To
              Net Cash Provided By Operating Activities:
                            Net Change In Unrealized Gains
                              On Open Futures Contracts                                       85,080            (12,428)
                            Net Change In Unrealized
                              Option Premiums                                                11,800             11,850
                            Accrued Interest From U.S. Treasury
                              Strip Securities                                              (48,446)           (56,736)
                            Gain on Sale of U.S. Treasury
                              Strip Securities                                                    -             (1,916)

                            (Increase) Decrease In Operating Assets:
                              Net Receivable From Commodity
                                Broker For Cash Retained                                    (26,704)            92,768
                              Net Receivable From Commodity
                                Broker For Interest Receivable                                  465                391

                            Increase (Decrease) In Operating Liabilities:
                              Accrued Brokerage Commissions                                  (7,643)            (5,359)
                              Accrued Advisory Fees                                           1,329              4,499
                              Accrued Sponsor Fees                                           (3,414)              (474)
                              Other Accrued Expenses                                         (1,960)            (5,494)
                              Redemptions Payable                                                 -            111,770

                            Allocation of Income to Minority Interest                        (1,185)            (1,327)
                                                                                            --------          ---------


                               Net cash provided by operating activities                    (16,253)           137,544
                                                                                            --------          ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
                            Limited Partner Redemptions                                           -           (289,313)
                            Partner Distributions                                           (59,225)           (70,825)
                                                                                            --------          ---------
                               Net cash used in financing activities                        (59,225)          (360,138)
                                                                                            --------          ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
                            Maturity of U.S. Treasury Strip                                  60,000             71,000
                            Sale of U.S. Treasury Strip Securities                                -            154,681
                                                                                            --------          ---------
                               Net cash provided by investing activities                     60,000            225,681
                                                                                            --------          ---------

NET DECREASE IN CASH                                                                        (15,478)                 -

CASH AT BEGINNING OF PERIOD                                                                  18,013                  -
                                                                                            --------          ---------



CASH AT END OF PERIOD                                                                         2,535                  -
                                                                                            ========          =========


The accompanying notes are an integral part of these combined statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000:



(A)                               JUNE 30,          JUNE 30,
                                    2001              2000
                                 ---------         ---------

          PARTNERS' CAPITAL     $1,672,843        $1,694,009

          For the six month period ended June 30, 2001, Partners'
          Capital decreased $ 84,802 due primarily to capital distributions of $ 59,225, and operating expenses of $ 52,122. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities' interest of $ 48,446. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $ 26,436 for the period ended
          June 30, 2001. Largest losses in futures trading were recognized in the trading of S&P 500 futures contracts and US 30 year bonds; largest gains were recognized in cotton and Eurodollar futures.

          In comparison, for the six month period ended June 30, 2000, Partners' capital decreased $ 363,225 due to net withdrawals of
          $ 289,313, capital distributions of $ 70,825, and operating expenses of $ 50,793. The decrease in capital resulting from capital withdrawals and distributions, and operating expenses was offset partially by the U.S. Securities' interest of $ 56,736. Net realized and unrealized trading losses of futures contracts, options on futures contracts, and currency forwards amounted to a
          loss of $ (15,752).   Largest gains in futures trading were
          concentrated in natural gas and 10-yr Treasury Notes contracts, while largest losses were accumulated in S&P 500 index contracts.

(B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of June 30, 2001, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 1,462,065 and the value of said securities
          at market value is $ 1,513,725.   As of June 30, 2000, the
          value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,627,253 and the market value was $ 1,665,396.

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