Form 10-Q
period 2001-09-30
FOUR SEASONS FUND II L P
filed 2001-11-14
CIK 884180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

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

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000.



                                                                                  September 30,            December 31,
                                                                                      2001                     2000
                                                                                 -----------------        ----------------
                                                                                   (Unaudited)              (audited)
     ASSETS:

                   Cash                                                        $            2,942        $         18,013
                   Net Receivable From Commodity Broker:
                                 Receivable For Cash Retained                             174,412                 237,079
                                 Net Unrealized Gain on
                                  Open Futures Contracts                                   45,125                  75,121
                                 Net Unexpired Option Premiums                             26,200                  11,800
                                 Accrued Interest Receivable                                  279                     932
                                 Other                                                        454                   1,120
                   U.S. Treasury Strip Securities (Cost plus Accrued interest)          1,486,757               1,473,620
                                                                                 -----------------        ---------------

     TOTAL ASSETS                                                              $        1,736,169        $      1,817,685
                                                                                 =================        ================

     LIABILITIES:

                   Other Accrued Expenses                                      $           13,675        $          2,884
                   Accrued Brokerage Commissions                                           10,663                  29,036
                   Accrued Advisory Fees                                                    4,271                  13,728
                   Accrued Sponsor Fees                                                     3,177                   9,826
                                                                                 -----------------        ----------------

                                                                                           31,786                  55,474

                   Minority interest in Trading Company                                     3,437                   4,566
                                                                                 -----------------        ----------------

     TOTAL LIABILITIES                                                                     35,223                  60,040
                                                                                 -----------------        ----------------


     PARTNERS' CAPITAL:
                   General Partner  ( 22.717 units - 09/30/01)                             26,097                  26,967
                                              ( 22.717 units - 12/31/00)
                   Limited Partners  (1457.909 units - 09/30/01)                        1,674,849               1,730,678
                                              ( 1457.909  units - 12/31/00)
                                                                                 -----------------        ----------------


     TOTAL PARTNERS' CAPITAL                                                            1,700,946               1,757,645
                                                                                 -----------------        ----------------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $        1,736,169        $      1,817,685
                                                                                 =================        ================

     PARTNERSHIP UNITS OUTSTANDING                                                      1,480.626               1,480.626
                                                                                 =================        ================

     NET ASSET VALUE PER PARTNERSHIP UNIT                                      $         1,148.80        $       1,187.10
                                                                                 =================        ================



The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.



                                                                 Three months     Three months       Nine months     Nine months
                                                                 ended 09/30/01   ended 09/30/00    ended 09/30/01  ended 09/30/00
                                                                 --------------   --------------    --------------  --------------
REVENUES
         Trading Profit (Loss)
                       Net realized gains (losses)               $     (45,353)   $    48,498       $    14,247     $    53,180
                       Net option premiums                             (10,909)       (11,794)              (65)        (32,806)
                       Net change in unrealized gains (losses)
                             on open futures contracts                  55,084        (46,949)          (29,996)        (34,521)
                       Net change in unexpired options                  26,200          7,500            14,400          (4,350)
                                                                 --------------   ------------      ------------    ------------

                             Total Trading Results                      25,022         (2,745)           (1,414)        (18,497)

         Gain on sale of U.S. Treasury Strip Securities                      0          4,393                 0           6,309
         Interest income                                                25,837         27,305            77,634          87,521
                                                                 --------------   ------------      ------------    ------------

                             Total Revenues                             50,859         28,953            76,220          75,333
                                                                 --------------   ------------      ------------    ------------


EXPENSES
         Brokerage commissions                                          10,839         11,001            32,552          35,660
         Management fees                                                 4,269          4,284            12,802          13,918
         Sponsor fees                                                    3,177          3,218             9,590          10,454
         Administrative expenses                                         4,415          4,895            19,880          14,160
                                                                 --------------   ------------      ------------    ------------

                             Total Expenses                             22,700         23,398            74,824          74,192
                                                                 --------------   ------------      ------------    ------------

INCOME BEFORE ALLOCATION OF MINORITY INTEREST                           28,159          5,555             1,396           1,141

ALLOCATION OF MINORITY INTEREST                                            (57)           364             1,130           1,691
                                                                 ---------------  -------------     -------------   -------------

NET INCOME:                                                      $      28,102    $     5,919       $     2,526     $     2,832
                                                                 ================ ==============    ==============  ==============

         Limited Partners                                        $      27,671    $     5,830       $     2,487     $     2,838
         General Partner                                                   431             89                39              (6)
         Net income (loss) per unit                                      18.98           3.90              1.71           (0.27)




The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.






                                                      UNITS OF
                                                    PARTNERSHIP
                                                      INTEREST    LIMITED PARTNERS  GENERAL PARTNER     TOTAL

PARTNERS' CAPITAL, DECEMBER 31, 2000                  1,480.626     $ 1,730,678      $      26,967    $1,757,645
                                                    ===========     ============     ==============   ==========

  Capital Distributions                                       -         (58,316)              (909)      (59,225)

  Net Income                                                  -           2,487                 39         2,526
                                                    -----------     ------------     --------------   ----------

PARTNERS' CAPITAL, SEPTEMBER 30, 2001 (unaudited)     1,480.626     $ 1,674,849      $      26,097    $1,700,946
                                                    ===========     ============     ==============   ==========

  December 31, 2000:
     Amount                                         $  1,187.10
     Units outstanding                                1,480.626

  September 30, 2001:
     Amount                                         $  1,148.80
     Units outstanding                                1,480.626



The accompanying notes are an integral part of these combined condensed financial statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.




                                                                                      9/30/01              9/30/00
                                                                                  --------------         -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:

                  Net Income                                                     $        2,526         $     2,832

                  Adjustments To Reconcile Net Income To
                  Net Cash Used in Operating Activities:
                                Net Change In Unrealized Gains
                                  On Open Futures Contracts                              29,996              34,521
                                Net Change In Unrealized
                                  Option Premiums                                       (14,400)              4,350
                                Accrued Interest From U.S. Treasury
                                  Strip Securities                                      (73,138)            (81,611)
                                Gain on Sale of U.S. Treasury
                                  Strip Securities                                            -              (6,309)

                                (Increase) Decrease In Operating Assets:
                                  Net Receivable From Commodity
                                    Broker For Cash Retained                             63,334               1,204
                                  Net Receivable From Commodity
                                    Broker For Interest Receivable                          653                (179)

                                Increase (Decrease) In Operating Liabilities:
                                  Accrued Brokerage Commissions                         (18,373)              5,380
                                  Accrued Advisory Fees                                  (9,457)              2,364
                                  Accrued Sponsor Fees                                   (6,649)              2,744
                                  Other Accrued Expenses                                 10,791              (4,424)
                                  Redemptions Payable                                         -              39,256

                                Allocation of Income to Minority Interest                (1,129)             (1,691)
                                                                                  --------------         -----------


                                   Net cash used in operating activities                (15,846)             (4,395)
                                                                                  --------------         -----------

    NET CASH FLOWS FROM FINANCING ACTIVITIES
                                Limited Partner Redemptions                                   -            (328,569)
                                Partner Distributions                                   (59,225)            (70,825)
                                                                                  --------------         -----------
                                   Net cash used in financing activities                (59,225)           (399,394)
                                                                                  --------------         -----------

    NET CASH FLOWS FROM INVESTING ACTIVITIES
                                Maturity of U.S. Treasury Strip                          60,000              71,000
                                Sale of U.S. Treasury Strip Securities                        -             329,957
                                                                                  --------------         -----------
                                   Net cash provided by investing activities             60,000             400,957
                                                                                  --------------         -----------

    NET DECREASE IN CASH                                                                (15,071)                  -

    CASH AT BEGINNING OF PERIOD                                                          18,013                   -
                                                                                  --------------         -----------



    CASH AT END OF PERIOD                                                                 2,942                   -
                                                                                  ==============         ===========



The accompanying notes are an integral part of these combined condensed statements.

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000:


        (A)                                   SEPT 30,        SEPT 30,
                                                2001            2000
                                             ----------      ----------

          PARTNERS' CAPITAL                   $1,700,946      $1,660,673

          For the nine month period ended September 30, 2001, Partners'
          Capital decreased $ 56,699 due primarily to capital distributions of $ 59,225, and operating expenses of $ 74,823. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities' interest of $ 73,138. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $ 1,414 for the period ended September 30, 2001. Largest losses in futures trading were recognized in the trading of S&P500 futures and Lite Crude Oil and Heating Oil futures contracts.

          In comparison, for the nine month period ended September 30, 2000, Partners' capital decreased $ 396,561 due to net withdrawals of $ 328,569, capital distributions of $ 70,825, and operating expenses of $ 74,192. The decrease in capital resulting from capital withdrawals and distributions, and operating expenses was offset partially by the U.S. Securities' interest of $ 81,611. Net realized and unrealized trading losses of futures contracts, options on futures contracts, and currency forwards amounted to a loss of $ (18,497). Largest gains in futures trading were concentrated in US Treasury bond futures contracts and 10-yr Treasury Notes contracts, while largest losses were accumulated in S&P 500 index contracts.

      (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of September 30, 2001, the cost plus accrued interest value (as shown on the Combined Condensed Statements of Financial Condition) of the U.S. Treasury Strip Securities is $ 1,486,757 and the value of said securities at market value is $ 1,543,999.20. As of September 30, 2000, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $1,481,245 and the market value was $ 1,514,983.

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