Form 10-K405
period 2001-12-31
FOUR SEASONS FUND II L P
filed 2002-04-01
CIK 884180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended: December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-21286
                                                 -------

                          THE FOUR SEASONS FUND II L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       54-1613165
------------------------------------------    ---------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                        c/o JAMES RIVER MANAGEMENT CORP.
                                 103 Sabot Park
                          Manakin-Sabot, Virginia 23103
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                    Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting equity held by non-affiliates as of February 28, 2002: $1,659,700.

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

         ED&F Man International Inc. acts as the futures commission merchant or commodity broker (the "Commodity Broker"). The Commodity Broker is not an affiliate of the General Partner or the Partnership. The General Partner and the Commodity Broker perform various services related to the Partnership pursuant to the Partnership's Limited Partnership Agreement and the customer agreement with the Commodity Broker. The General Partner's investment in the Partnership at the outset of trading was $120,000. The General Partner had $26,631 invested as of December 31, 2001. The General Partner also invested $20,000 directly into the Trading Company. The General Partner's investment in the Trading Company was worth $3,591 at December 31, 2001.

         RXR Inc., a New York corporation, was the Trading Company's Trading Advisor through the close of business on December 31, 2001. State Street Global Alliance, LLC, a jointly-owned subsidiary of State Street Global Advisors, the investment management arm of State Street Corp. (NYSE: STT), and the Dutch pension fund ABP, one of the world's largest pension funds, recently formed a new investment advisory firm, SSARIS Advisors, LLC, based in Stamford, CT. As of January 1, 2002, the Trading Company's Trading Advisor became SSARIS Advisors, LLC (the "Trading Advisor"). The Trading Advisor has acquired assets of RXR Inc. State Street Global Alliance, LLC has taken a majority ownership stake in SSARIS, and the former management team of RXR Inc. owns the remaining interest and will manage the day-to-day business and operations of SSARIS. The Trading Advisor pursues the same trading strategies on behalf of the Company as were pursued by RXR Inc. and, accordingly, the General Partner does not anticipate any material change in the management of the Company's assets. The Trading Advisor is not an affiliate of the Partnership or the General Partner. The Trading Advisor directs the Partnership's futures, forward and options trading pursuant to an Advisory Agreement with the Trading Company made as of December 13, 2001 with an effective date of January 1, 2002.

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

    (b)  Financial Information About Segments
         ------------------------------------

         For financial reporting purposes, the Partnership's business constitutes only one segment, speculative trading of forward, futures, and options on futures contracts. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are set forth under "Item 6. Selected Financial Data." See Exhibit 13(a) containing the Financial
         ------------------------
Statements of the Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

         (a)   Market Information. There is no trading market for the Units, and
               ------------------
none is likely to develop. Units are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed effective as of the close of business on the last business day of any calendar quarter, and only in whole Units, at Net Asset Value per Unit calculated as of the close of business (as determined by the General Partner) on the effective date of redemption. Requests for redemption must be received by the General Partner ten days before the redemption date. For the year ended December 31, 2001 there were no redemption charges paid to the Partnership.

               Holders. As of December 31, 2001 there were 31 holders of Units.
               -------

               Dividends. The Partnership made a $40 per Unit annual
               ---------
distribution on March 3, 2000 to Unitholders of record on February 16, 2000 and on February 26, 2001 to Unitholders of record on February 26, 2001. Except for the $40 per Unit annual distribution, no other dividends have been made or are contemplated.

               Securities Authorized for Issuance Under Equity Compensation
               ------------------------------------------------------------
Plans. Not applicable.
-----

               Securities Sold. None. Items (b) through (f) of item 701 of
               ---------------
Regulation S-K are not applicable.

         (b)   Not Applicable.
               ---------------


Item 6.  Selected Financial Data
         -----------------------

         The following is a summary of operations and total assets of the Partnership for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.
For this purpose, the U.S. Treasury securities held in the guaranteed distribution pool are valued at the lower of (1) cost plus accrued interest or
(2) market value.


                                                         For the Years Ended
                                                         -------------------
                             December 31,  December 31,   December 31,   December 31,   December 31,
                              -----------   -----------   -----------    -----------    -----------
                                     2001          2000          1999           1998           1997
                              -----------   -----------   -----------    -----------    -----------
Revenues:
Gain: (loss) on
trading  of Commodities
Positions                     $    30,746   $    74,920   $   (11,767)   $   217,965    $   330,164
Interest Income                   103,630       114,351       127,103        152,631        202,467
Realized gain on U.S.
Treasury Strip Notes                   --         6,847         5,757         34,961         14,148
                              -----------   -----------   -----------    -----------    -----------
Total revenue                     134,376       196,118       121,093        405,557        546,779

Expenses:
Brokerage commissions and
fees                               43,676        46,644        53,748         64,231         83,269
Management Fees                    17,155        18,205        21,013         25,243         32,675
GP Fees                            12,859        13,674        15,784         18,963         24,536
Operating Expenses                 24,348        18,328        23,582         29,198         23,311
                              -----------   -----------   -----------    -----------    -----------
     Total Expenses                98,038        96,851       114,127        137,635        163,791
                              -----------   -----------   -----------    -----------    -----------
Income (loss) before
Allocation of Majority
Interest                           36,338        99,267         6,966        267,922        382,988
Minority Interest
operating income (loss)               975           537         2,201         (3,228)        (7,391)
                              -----------   -----------   -----------    -----------    -----------

Net income (loss)             $    37,313   $    99,804   $     9,167    $   264,694    $   375,597
                              ===========   ===========   ===========    ===========    ===========
Net income (loss)
allocated to General
Partner                               573         1,482           113          6,060         10,813
                              -----------   -----------   -----------    -----------    -----------
Net income (loss)
allocated to Limited
Partners                           36,740        98,322         9,054        258,634        364,784
                              -----------   -----------   -----------    -----------    -----------
Net income (loss) per Unit
(for a Unit outstanding
throughout the year/period)         25.20         65.23          4.95         121.04         124.68
                              -----------   -----------   -----------    -----------    -----------

Total assets                  $ 1,789,050   $ 1,817,685   $ 2,098,462    $ 2,279,865    $ 2,724,165
                              ===========   ===========   ===========    ===========    ===========


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

         Capital Resources
         ------------------

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

         Results of Operations
         ---------------------

         For the year ended December 31, 2001, operating results show a gain of $37,313 and the Net Asset Value per Unit was $1,172.30. The most significant component of this aggregate gain was the gain in accrued interest on zero coupon Treasury strips in the guaranteed distribution pool of $103,630. The net gain on trading in futures and options on futures was $30,746 (combined realized and unrealized) for the year, with the largest gains in Eurodollar futures, cotton futures, and 10-year Treasury note futures contracts. These gains were partially offset by losses generated in the trading of S&P 500 futures contracts. Other smaller trading gains were achieved in the currencies sectors, with approximately forty markets traded overall. The combined gain of these operating activities of $134,376, less operating expenses of $98,038, plus the allocation of minority interest in the affiliated Trading Company of $975, equals the total aggregate Partnership gain of $37,313.

         For the year ended December 31, 2000, operating results show a gain of $99,804 and the Net Asset Value per Unit was $1,187.10. The significant components of this aggregate gain were increases in the market value and interest on U.S. Treasury securities. The gain in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $6,847; the gain in accrued interest on same securities equaled $114,351. The net gain on trading in futures and options on futures was $74,920 (combined realized and unrealized) for the year, with the largest gains in 10-year Treasury note contracts, U.S. bond contracts, and 5-year CBOT note contracts. These gains were partially offset by losses generated in the trading of S&P 500 futures contracts. Other smaller trading gains were achieved in the energy and currencies sectors, with approximately forty markets traded overall. The combined gain of these operating activities of $196,118, less operating expenses of $96,851, plus the allocation of minority interest in the affiliated Trading Company of $537, equals the total aggregate Partnership gain of $99,804.

         For the year ended December 31, 1999, operating results show a gain of $9,167 and the Net Asset Value per Unit was $1,161.87. The significant components of this aggregate gain were increases in the market value and interest on U.S. Treasury securities. The gain in the market value of zero coupon Treasury strips in the guaranteed distribution pool totaled $5,757; the gain in accrued interest on same securities equaled $127,103. The net loss on trading in futures and options on futures was -$11,767 (combined realized and unrealized) for the year, with the largest declines in 10-year U.S. T-note contracts, 5-year U.S. T-note contracts and New Zealand/U.S. dollar cross-rate contracts. These losses were off-set in significant part by gains in futures trading due to S&P 500 index contracts, Soybean oil contracts and Euro Currency Unit contracts. The remaining loss was the net result of smaller trading gains and losses in approximately forty-two other markets. The combined gain of these operating activities of $121,093, less operating expenses of $114,127, plus the allocation of minority interest in the affiliated Trading Company of $2,201, equals the total aggregate Partnership gain of $9,167.

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

         Not applicable. The Partnership is a "small business issuer."

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Financial statements required by this Item are included in the Exhibit
         13(a) filed herewith.

         The following summarized quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000. Such information, which has not been audited, is presented in thousands, except for unit and per unit data.

                                                            First      Second      Third       Fourth
                                                           quarter     quarter     quarter     quarter
                                                            2001         2001       2001         2001
                                                           -------     -------     -------     -------
              Revenues                                     $    12     $    14     $    51     $    58
              Expenses                                          26          27          23          23
                                                           -------     -------     -------     -------
              Income (loss) before allocation of
              minority interest                                (14)        (13)         28          35
              Allocation of minority interest                    1           1           -          (1)
                                                           -------     -------     -------     -------
              Net income (loss)                                (13)        (12)    $    28     $    34
                                                           =======     =======     =======     =======
              Net assets                                   $ 1,685     $ 1,673     $ 1,701     $ 1,736
                                                           =======     =======     =======     =======
              Partnership units outstanding, end of
              period                                         1,481       1,481       1,481       1,481
                                                           =======     =======     =======     =======
              Net asset value per unit, end of period      $ 1,138     $ 1,130     $ 1,149     $ 1,172
                                                           =======     =======     =======     =======
              Net income (loss) per unit                   $ (8.94)    $ (8.33)    $ 18.98     $ 23.49
                                                           =======     =======     =======     =======



                                                            First      Second      Third       Fourth
                                                           quarter     quarter     quarter     quarter
                                                            2000         2000       2000         2000
                                                           -------     -------     -------     -------
              Revenues                                     $    69     $   (22)    $    29     $   120
              Expenses                                          27          24          23          23
                                                           -------     -------     -------     -------
              Income (loss) before allocation of
              minority interest                                 42         (46)          6          97
              Allocation of minority interest                    -           1           -           -
                                                           -------     -------     -------     -------
              Net income (loss)                            $    42     $   (45)    $     6     $    97
                                                           =======     =======     =======     =======
              Net assets                                   $ 1,851     $ 1,694     $ 1,661     $ 1,758
                                                           =======     =======     =======     =======
              Partnership units outstanding, end of
              period                                         1,616       1,516       1,481       1,481
                                                           =======     =======     =======     =======
              Net asset value per unit, end of period      $ 1,145     $ 1,118     $ 1,122     $ 1,187
                                                           =======     =======     =======     =======
              Net income (loss) per unit                   $ 23.57     $(27.74)    $  3.90     $ 65.50
                                                           =======     =======     =======     =======


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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         (a,b) Identification of Directors and Executive Officers. The
               --------------------------------------------------
Partnership and the Trading Company have no directors or executive officers. There are no "significant employees" of the Partnership or the Trading Company. The Partnership and the Trading Company are managed by the General Partner. In January 1995, all directors of the General Partner other than Paul H. Saunders and Kevin M. Brandt resigned as directors in connection with the sale of the General Partner to Mr. Saunders and Mr. Brandt. Trading decisions for the Trading Company are made by the Trading Advisor.

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

         (c)   Identification of Certain Significant Employees.  None.
               -----------------------------------------------

         (d)   Family relationships.  None.
               --------------------

         (e)   Business Experience. See "Item 1 (a)" and "Item 10 (a,b)" above.
               -------------------

         (f)   Involvement in Certain Legal Proceedings.  None.
               ----------------------------------------

         (g)   Promoters and Control Persons.  Not applicable.
               -----------------------------

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

Item  12.   Security Ownership of Certain Beneficial Owners and Management
            ---------------------------------------------------------------

           Security Ownership of Certain Beneficial Owners
           -----------------------------------------------

            The Partnership knows of 6 Unitholders who own beneficially more than 5% of the Units. All beneficial ownership is direct ownership.

         Name and Address                         Number of Units                Percentage of Units
         ------------------------------         ------------------------     ----------------------------
         Betty C. LaRoe IRA Rollover                    210.89                        14.24%
         P.O. Box 69
         Terrell, TX 75160

         James K. LaRoe IRA Rollover                    217.82                        14.71%
         P.O. Box 69
         Terrell, TX 75160

         Ralph Balcof Separate                          100.00                         6.75%
         Property Trust
         P.O. Box 1269
         Azusa, CA 91702

         Joyce & Michael Dileo                          100.00                         6.75%
         21 Jefferson Place
         Massapequa, NY 11758

         Cella, McKeon & Williams                       100.00                         6.75%
         P.O. Box 221
         North Haven, CT 06473

         Milton L. Shifman Scholarship Trust            100.00                         6.75%
         U/w/o Milton L. Shifman
         111-34 Shearwater Court
         Jersey City, NJ 07305


            Security Ownership of Management
            --------------------------------

            Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisor has discretionary authority over futures, forward and options trading. The General Partner owned 22.717 Units valued at $26,631 as of December 31, 2001, 1.53% of the Partnership's total equity. The General Partner also owned a $3,591 interest in the Trading Company as of such date.

            Changes in Control
            ------------------

            None.

Item  13.   Certain Relationships and Related Transactions
            ----------------------------------------------

            See "Item 1. Business," "Item 2. Properties," "Item 11. Executive
                         --------            ----------             ---------
Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and
------------                ---------------------------------------------------
Management."
----------

                                     PART IV

Item  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

     (a) 1.    Financial Statements (found in Exhibit 13(a))
               ---------------------------------------------

            The required financial statements are included in the 2001 Annual Report, a copy of which is filed herein as Exhibit 13(a).

     (a) 2.    Financial Statement Schedules
               -----------------------------

            All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

     (a) 3.    Exhibits as required by Item 601 of Regulation S-K
               -----------------------------------------------------------

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

               The above exhibits are incorporated herein by reference from the
               ----------------------------------------------------------------
Registration Statement filed by the Partnership on Form S-1 (Reg. No. 33-45938)
--------------------------------------------------------------------------------
and declared effective as of September 8, 1992, except that (1) the Limited
--------------------------------------------------------------------------------
Partnership Agreement is incorporated by reference from the Prospectus dated
--------------------------------------------------------------------------------
September 8, 1992 filed pursuant to Rule 424(b), (2) the Certificate of
--------------------------------------------------------------------------------
Amendment to Certificate of Limited Partnership of the Partnership is
--------------------------------------------------------------------------------
incorporated by reference from the Partnership's Annual Report on Form 10-K for
--------------------------------------------------------------------------------
the Fiscal Year Ended December 31, 1994 and (3) the Assignment and Assumption
--------------------------------------------------------------------------------
Agreement is incorporated by reference from the Partnership's Annual Report on
--------------------------------------------------------------------------------
10-K for the Fiscal Year Ended December 31,1994.
------------------------------------------------

                      e. Form of Advisory Agreement among the Trading Company, the General Partner and SSARIS Advisors, LLC.

               (13) 2001 Annual Report and Independent Auditors' Report -- filed herewith as Exhibit 13(a).

               (99) Issuer's letter to the Securities and Exchange Commission concerning representations of Arthur Andersen LLP.


         (b)   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the fourth quarter of 2001.

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

                                       THE FOUR SEASONS FUND II L.P.

                                       By: James River Management Corp.,
                                           General Partner

                                       By: /s/ PAUL H. SAUNDERS
                                           -------------------------------------
                                           Paul H. Saunders
                                           Chairman and Chief Executive Officer

                                       Date: March 28, 2002

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                    Title With Registrant                 Date
    ---------                    ---------------------                 ----

/s/ PAUL H. SAUNDERS             Chairman and Chief               March 28, 2002
---------------------------      Executive Officer
Paul H. Saunders                 (Principal Executive Officer
                                 and Chief Operating Officer)

/s/ KEVIN M. BRANDT              President, Treasurer and         March 28, 2002
---------------------------      Director (Principal Financial
Kevin M. Brandt                  and Accounting Officer)



         (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.      General Partner               March 28, 2002
                                  of Registrant

By: /s/ KEVIN M. BRANDT
    -----------------------
    Kevin M. Brandt
    President

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

                                       THE FOUR SEASONS FUND II L.P.

                                       By: James River Management Corp.,
                                           General Partner

                                       By: /s/ PAUL H. SAUNDERS
                                           -------------------------------------
                                           Paul H. Saunders
                                           Chairman and Chief Executive Officer

                                       Date: March 28, 2002

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                    Title With Registrant                 Date
    ---------                    ---------------------                 ----

/s/ PAUL H. SAUNDERS             Chairman and Chief               March 28, 2002
---------------------------      Executive Officer
Paul H. Saunders                 (Principal Executive Officer
                                 and Chief Operating Officer)



/s/ KEVIN M. BRANDT              President, Treasurer and         March 28, 2002
---------------------------      Director (Principal Financial
Kevin M. Brandt                  and Accounting Officer)


         (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of James River Management Corp.)

JAMES RIVER MANAGEMENT CORP.     General Partner                  March 28, 2002
                                 of Registrant

By: /s/ KEVIN M. BRANT
    -----------------------
    Kevin M. Brandt
    President

                          THE FOUR SEASONS FUND II L.P.
                                 2001 FORM 10-K
                                INDEX TO EXHIBITS
                                -----------------

                                     EXHIBIT
                                     -------

Exhibit 10(e)         Form of Advisory Agreement between
                       the Trading Company, the General
                       Partner and SSARIS Advisors LLC

Exhibit 13(a)         2001 Annual Report and Independent
                       Auditors' Reports

Exhibit 99            Issuer's letter to the Securities and
                       Exchange Commission concerning
                       representations of Arthur Andersen LLP
                                      -18-