Form 10-Q
period 2002-03-31
FOUR SEASONS FUND II L P
filed 2002-05-14
CIK 884180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2002

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

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                     March 31,            December 31,
                                                                                       2002                   2001
                                                                                   -------------        ----------------
                                                                                    (Unaudited)             (audited)
                       Cash                                                              45,938                        -

                       Net Receivable From Commodity Broker:

                                     Receivable For Cash Retained                  $    216,371              $   255,047

                                     Net Unrealized Gain on                              (6,321)                  21,390
                                      Open Futures and Forwards Contracts

                                     Net unexpired options                                    -                        -

                                     Accrued Interest Receivable                            115                      193

                                     Other                                                3,443                      355

                       U.S. Treasury Strip Securities (Cost plus Accrued)             1,476,969                1,512,065
                                                                                   ------------              -----------

          TOTAL ASSETS                                                             $  1,736,515              $ 1,789,050
                                                                                   ============              ===========

          LIABILITIES:

                       Accrued Brokerage Commissions                               $     32,470              $    21,683

                       Accrued Advisory Fees                                              2,849                    5,793

                       Accrued Sponsor Fees                                               9,658                    6,447

                       Distributions payable                                              4,000                        -

                       Other Accrued payables                                            15,177                   15,803

                       Redemptions payable                                              178,606                        -
                                                                                   ------------              -----------

                                                                                        242,761                   49,726

                       Minority interest in Trading Company                               3,079                    3,591
                                                                                   ------------              -----------

          TOTAL LIABILITIES                                                             245,840                   53,317
                                                                                   ------------              -----------

          PARTNERS' CAPITAL:

                       General Partner  (22.717 units - 03/31/02)                        25,612                   26,631
                                            (22.717 units - 12/31/01)
                       Limited Partners  (1299.488  units - 03/31/02)                 1,465,063                1,709,102
                                            (1457.909 units - 12/31/01)
                                                                                   ------------              -----------

          TOTAL PARTNERS' CAPITAL                                                     1,490,675                1,735,733

                                                                                   ------------              -----------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $  1,736,514              $ 1,789,050

                                                                                   ============              ===========

          PARTNERSHIP UNITS OUTSTANDING                                               1,322.205                1,480.626

                                                                                   ============              ===========

          NET ASSET VALUE PER PARTNERSHIP UNIT                                     $   1,127.42              $  1,172.30

                                                                                   ============              ===========

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q PART 1 ITEM 1 FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED SCHEDULE OF INVESTMENTS (AUDITED) AS OF DECEMBER 31, 2001

FACE VALUE ($)/
    CONTRACTS                                       SECURITY DESCRIPTION                           CARRYING VALUE
---------------------        -------------------------------------------------------------------------------------
                             U.S. Treasury Securities (87.1%)
          $1,540,000              U.S. Treasury Securities Stripped, Due 11/15/02                  $    1,452,566
              60,000              U.S. Treasury Securities Stripped, Due 2/15/02                           59,499
                                                                                                   ---------------
                             Total U.S. Treasury Securities, at Cost Plus Accrued Interest
                             (Fair value $ 1,575,863)                                                   1,512,065

                             Open Futures Contracts (1.2%)
                                  Long Positions-
                   1                   Mar 02 FINEX Euro/Japanese Yen Cross Rate                            4,669
                   2                   Mar 02 IMM S&P 500                                                   3,150
                   2                   Mar 02 CBOT 5-Year T-Note                                            1,305
                   2                   Mar 02 IMM Euro Dollar                                               1,075
                   1                   Mar 02 CBOT 2-Year T-Note                                            1,063
                   1                   Mar 02 FINEX Swiss Franc/Japanese Yen Cross Rate                       957
                   1                   Mar 02 CBOT U.S. Treasury Bonds                                       (836)
                   3                   Mar 02 LIFE 3-Month Euro Swiss Interest Rate                          (829)
                   1                   Mar 02 IMM Mexican Peso                                                813
                   1                   Mar 02 SMX LT Bond                                                    (570)
                   1                   Mar 02 CSCE Sugar #11                                                 (291)
                   1                   20 Feb 02 L E Copper US                                               (206)
                   1                   Mar 02 SYD 90-Day Banks Bills                                          (99)
                                Short Positions-
                   1                   Mar 02 IMM Japanese Yen                                              5,375
                   2                   Mar 02 EUREX-EURO Bond                                               2,846
                   2                   MAR 02 EUREX-EURO Bobl                                               1,740
                   1                   MAR 02 FINEX Euro/British Pound Cross Rate                            (874)
                   1                   MAR 02 IMM Swiss Franc                                                (738)
                   1                   MAR 02 SFE 10-Year Treasury Bond                                       570
                   3                   MAR 02 CBOT Corn                                                       475
                   1                   MAR 02 CBOT Munipical Bond Index                                       344
                   2                   MAR 02 SFE 3-Year Treasury Bond                                        312
                   3                   MAR 02 CBOT Soybean Oil                                                210
                   3                   MAR 02 TIFFE Euroyen                                                    85
                   1                   20 Feb 02 LME Copper US                                                 31
                                                                                                   ---------------
                             Total Open Futures Contracts, At Fair Value                                   20,577
                                                                                                   ---------------
                             Open Forward Contracts (.1%)
                   1                   20 Mar 02 Singapore Dollar, At Fair Value
                                        (Notional Amount - $170,000)                                          813
                                                                                                   ---------------
                             Total Investments                                                          1,533,455
                                                                                                   ===============

Note:  Percentages in parentheses represent a percent of total net asset value.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2002

FACE VALUE ($)/
    CONTRACTS                                       SECURITY DESCRIPTION                           CARRYING VALUE
---------------------        -------------------------------------------------------------------------------------
                            U.S. Treasury Securities (99.1%)
          $1,540,000             U.S. Treasury Securities Stripped, Due 11/15/02                   $   1,476,969
                            Total U.S. Treasury Securities, At Cost Plus Accrued Interest
                            (Fair Value $ 1,522,193)                                                   1,476,969

                            Open Futures Contracts (xxxx%)
                                 Long Positions-
                   2                  May 02 CBT Bean Oil                                                     42
                   1                  Jun 02 CBT T-Bonds                                                  (4,828)
                   2                  Jun 02 CBT Tnote 5Y                                                 (4,695)
                   1                  Jun 02 CBT Tnote 2Y                                                   (531)
                   2                  Jun 02 LIF 3M Euro SF                                                  (30)
                   1                  May 02 NY LT Crude                                                   1,960
                   2                  May 02 LME Copper US                                                 2,047
                   1                  May 02 NYC Cotton                                                     (620)
                   1                  Jun 02 IMM Swiss Frc                                                (1,150)
                   2                  Jun 02 IMM Mex Peso                                                  1,100
                   2                  Jun 02 IMM S&P 500                                                 (10,825)
                   3                  Jun 02 SMX Lt Bond                                                     738
                   1                  Jun 02 SMX Nikkei                                                     (320)
                   1                  May 02 IPE BRT Crude                                                 2,680
                   2                  Sep 02 TIF Euroyen                                                     (19)
                               Short Positions-
                   2                  May 02 CBOT Corn                                                       975
                   2                  Jun 02 CME Cattle                                                    1,140
                   5                  Jun 02 Lif 3M Euribor                                                1,775
                   1                  May 02 LME Copper US                                                (2,437)
                   1                  Jun 02 FINEX Eur/Aud                                                   860
                   2                  Jun 02 IMM Euro Dollar                                                 500
                   5                  Jun 02 SYD Tbill 90 Day                                              5,250
                   1                  Jun 02 SFE 10Y T-Bond                                                 (438)
                   3                  Jun 02  SFE 3Y T-Bond                                                 (159)
                   2                  Jun 02 EURX Eurobobl                                                 1,228
                   1                  June 02 EURX E-Bond                                                  1,071

                                                                                                   --------------
                            Total open futures contracts, at fair value                                   (4,687)
                                                                                                   --------------
                            Open forward contracts (.1%)
                   1                  19 Jun 02 Singapore Dollar, at fair value
                                       (notional amount - $170,000)                                       (1,634)
                                                                                                   --------------
                            Total investments                                                          1,470,648
                                                                                                   ==============

Note:  Percentages in parentheses represent a percent of total net asset value.

FORM 10-Q  PART 1  ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.

                                                                                    Three months                Three months
                                                                                    ended 03/31/02              ended 03/31/01
                                                                                 ------------------           ----------------

INVESTMENT INCOME:
               Interest Income                                                   $          25,287            $        26,246

                                   Total income                                             25,287                     26,246

EXPENSES
               Brokerage commissions                                                        10,973                     11,010
               Management fees                                                               4,277                      4,322
               Sponsor fees                                                                  3,211                      3,248
               Administrative expenses                                                       4,411                      6,892
                                                                                 -----------------            ---------------

                                   Total Expenses                                           22,872                     25,472
                                                                                 -----------------            ---------------

                                   Net Investment Income                                     2,415                        774
                                                                                 -----------------            ---------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
               Net realized trading gain                                                    30,223                     10,567
               Net change in unrealized trading gain                                       (27,711)                   (45,198)
               Net option premiums                                                         (12,652)                     4,886
               Net change in unexpired options                                                   -                     15,125
                                                                                 -----------------            ---------------

                                    Net trading gain (loss) on investments                 (10,140)                   (14,620)
                                                                                 -----------------            ---------------

(LOSS) INCOME BEFORE ALLOCATION OF MINORITY INTEREST                                       (7,725)                   (13,845)

ALLOCATION OF MINORITY INTEREST                                                                511                        602
                                                                                 -----------------            ---------------

NET (LOSS) INCOME:                                                               $          (7,214)           $       (13,244)
                                                                                 =================            ===============

               Limited Partners                                                  $          (7,103)           $       (13,041)
               General Partner                                                                (111)                      (203)
               Net income per unit                                               $           (4.88)           $         (8.95)

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q  PART 1  ITEM 1  FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND DECEMBER 31, 2001.

                                                 UNITS OF
                                              PARTNERSHIP
                                                 INTEREST          LIMITED PARTNERS          GENERAL PARTNER            TOTAL
PARTNERS' CAPITAL, DECEMBER 31, 2001              1,480.626       $       1,709,102        $         26,631     $      1,735,733
                                             ===============      =================        ================     ================

  Capital Distributions                                   -                 (58,328)                   (909)             (59,237)

  Redemptions                                     (158.4207)               (178,606)                      -             (178,606)

  Net Loss                                                -                  (7,103)                   (111)              (7,214)
                                             --------------       -----------------        ----------------     ----------------

PARTNERS' CAPITAL, MARCH 31, 2002                 1,322.205       $       1,465,063        $         25,612     $      1,490,675
                                             ==============       =================        ================     ================


NET ASSET VALUE PER PARTNERSHIP UNIT:

  December 31, 2001:
     Amount                                  $     1,172.30
     Units outstanding                            1,480.626


  March 31, 2002:
     Amount                                  $     1,127.42
     Units outstanding                            1,322.205

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q   PART 1 ITEM 1   FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED) - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.

                                                                                 3/31/02               3/31/01
                                                                             --------------       ---------------
          CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net (Loss)  Income                                          $      (7,214)               (13,244)

                 Adjustments To Reconcile Net Income To
                 Net Cash Provided By Operating Activities:
                         Net Change In Unrealized Gains
                           On Futures Contracts                                     27,711                 45,198
                         Net Change In Unexpired options                                 -                (15,125)
                         Accrued Interest From U.S. Treasury
                           Strip Securities                                        (24,904)               (24,225)
                         Gain on Sale of U.S. Treasury
                           Strip Securities                                              -                      -

                         (Increase) Decrease In Operating Assets:
                           Net Receivable From Commodity
                             Broker For Cash Retained                               35,588                 28,871
                           Net Receivable From Commodity
                             Broker For Interest Receivable                             78                    372

                         Increase (Decrease) In Operating Liabilities:
                           Accrued Brokerage Commissions                            10,787                (18,195)
                           Accrued Advisory Fees                                    (2,944)                (1,475)
                           Accrued Sponsor Fees                                      3,211                 (6,578)
                           Other Accrued Expenses                                     (627)                (3,017)
                           Distributions Payable                                     4,000                  4,001
                           Redemptions Payable                                     178,606                      -

                         Allocation of Loss to Minority Interest                      (511)                  (602)
                                                                             -------------        ---------------


                            Net cash provided by operating activities              230,995                  9,225
                                                                             -------------        ---------------

          NET CASH FLOWS FROM FINANCING ACTIVITIES
                         Limited Partner Redemptions                              (178,606)                     -
                         Partner Distributions                                     (59,237)               (59,225)
                                                                             -------------        ---------------
                            Net cash used in financing activities                 (237,843)               (59,225)
                                                                             -------------        ---------------

          NET CASH FLOWS FROM INVESTING ACTIVITIES
                         Maturity of U.S. Treasury Strip                            60,000                 60,000
                            Net cash provided by investing activities               60,000                 60,000
                                                                             -------------        ---------------

          NET INCREASE (DECREASE) IN CASH                                           45,938                 (3,244)

          CASH AT BEGINNING OF PERIOD                                                    -                 18,013
                                                                             -------------        ---------------


          CASH AT END OF PERIOD                                                     45,938                 14,768
                                                                             =============        ===============


The accompanying notes are an integral part of these combined condensed statements.

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

                   THE FOUR SEASONS FUND II L.P.
                             (Registrant)

                    By     JAMES RIVER MANAGEMENT CORP.
                           (General Partner)

                    By     Edward M. Jasinski
                           Director of Fund Administration

Form 10-Q   Part 1  Item 2   Management's Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001:


         (A)                                            MARCH 31,     MARCH 31,
                                                          2002          2001
                                                      -----------    -----------

                  PARTNERS' CAPITAL                   $ 1,490,675    $ 1,685,175

                  For the three month period ended March 31, 2002, Partners' Capital decreased $ 245,058 due primarily to capital withdrawals in the amount of $ 178,606, capital distributions of $ 59,237, and operating expenses of $ 22,872. The decrease in capital resulting from capital withdrawals and distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities' interest of $ 24,904. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $ 10,140 for the three month period ended March 31, 2002. Largest losses in futures trading were recognized in the trading of currency futures, namely the Swiss Franc and Eurodollar contracts. Largest gains were accumulated in the trading of S&P500 futures contracts.

                  In comparison, for the three month period ended March 31, 2001, Partners' Capital decreased $ 72,470 due primarily to capital distributions of $ 59,225, and operating expenses of $ 25,472. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities' interest of $ 24,225. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $ 14,620 for the quarter ended March 31, 2001. Largest losses in futures trading were recognized in the trading of S&P 500 futures contracts.

     (B) The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of March 31, 2002, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $ 1,476,969 and the value of said securities at market value is $ 1,522,193. As of March 31, 2001, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $ 1,437,845 and the market value was $ 1,494,875.