Form 10-Q
period 2002-06-30
FOUR SEASONS FUND II L P
filed 2002-08-09
CIK 884180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒     No ☐

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Cash	$16,367	$
Net Receivable From Commodity Broker:
Receivable For Cash Retained	147,858	255,047
Net Unrealized Gain on	59,026	21,390
Open Futures Contracts
Net Unrealized Gain on	(20,850)	—
Open Option Futures Contracts
Receivable from General Partner	6,843	—
Accrued Interest Receivable	37	193
Other	458	355
U.S. Treasury Strip Securities (At Cost plus Accrued)	1,347,061	1,512,065

TOTAL ASSETS	$1,556,801	$1,789,050

LIABILITIES:
Accrued Brokerage Commissions	$9,572	$21,683
Accrued Advisory Fees	6,597	5,793
Accrued Sponsor Fees	—	6,447
Distributions Payable	4,000	—
Other Accrued Payables	10,632	15,803

	30,801	49,726
Minority interest in Trading Company	3,154	3,591

TOTAL LIABILITIES	33,956	53,317

PARTNERS’ CAPITAL:
General Partner (22.717 units—06/30/02)	26,164	26,631
(22.717 units—12/31/01)
Limited Partners ( 1299.488 units—06/30/02)	1,496,681	1,709,102

(1457.909 units—12/31/01)

TOTAL PARTNERS’ CAPITAL	1,522,845	1,735,733

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,556,801	$1,789,050

PARTNERSHIP UNITS OUTSTANDING	1,322.205	1,480.626

NET ASSET VALUE PER PARTNERSHIP UNIT	$1,151.75	$1,172.30

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)—FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND JUNE 30, 2001.

	6/30/02	6/30/01
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (Loss)	$24,956	$(25,575)
Adjustments To Reconcile Net Gain (Loss) To
Net Cash Provided By Operating Activities:
Net Change In Unrealized Gains
On Open Futures Contracts	(37,636)	85,080
Net Change In Unrealized
Option Premiums	20,850	11,800
Accrued Interest From U.S. Treasury
Strip Securities	(48,583)	(48,446)
Gain on Sale of U.S. Treasury
Strip Securities	(4,665)	—
(Increase) Decrease In Operating Assets:
Net Receivable From Commodity
Broker For Cash Retained	107,086	(26,704)
Net Receivable From General Partner	(6,843)
Net Receivable From Commodity
Broker For Interest Receivable	156	465
Increase (Decrease) In Operating Liabilities:
Accrued Brokerage Commissions	(12,111)	(7,643)
Accrued Advisory Fees	804	1,329
Accrued Sponsor Fees	(6,447)	(3,414)
Other Accrued Payables	(5,171)	(1,960)
Distributions Payable	4,000	—
Redemptions Payable	—	—
Allocation of Income to Minority Interest	(437)	(1,185)

Net cash provided by operating activities	35,960	(16,253)

NET CASH FLOWS FROM FINANCING ACTIVITIES
Limited Partner Redemptions	(178,606)	—
Partner Distributions	(59,237)	(59,225)

Net cash used in financing activities	(237,843)	(59,225)

NET CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of U.S. Treasury Strip	60,000	60,000
Sale of U.S. Treasury Strip Securities	158,250	—

Net cash provided by investing activities	218,250	60,000

NET INCREASE (DECREASE) IN CASH	16,367	(15,478)
CASH AT BEGINNING OF PERIOD	—	18,013

CASH AT END OF PERIOD	$16,367	$2,535

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED) — FOR THE SIX MONTHS ENDED JUNE 30, 2002, AND THE THREE MONTHS ENDED MARCH 31, 2002

	UNITS OF PARTNERSHIP INTEREST	LIMITED PARTNERS	GENERAL PARTNER	TOTAL
PARTNERS’ CAPITAL, DECEMBER 31, 2001	1,480.626	$1,709,102	$26,631	$1,735,733

Capital Distributions	—	(58,328)	(909)	(59,237)
Redemptions	(158.4207)	(178,606)	—	(178,606)

Net Loss	—	(7,103)	(111)	(7,214)

PARTNERS’ CAPITAL, MARCH 31, 2002 (UNAUDITED)	1,322.205	$1,465,065	25,611	$1,490,675

Net Gain	—	31,617	553	32,170

PARTNERS’ CAPITAL, JUNE 30, 2002 (UNAUDITED)	1,322.205	$1,496,681	26,164	$1,522,844

December 31, 2001:
Amount	$1,172.30
Units outstanding	1,480.626
March 31, 2002:
Amount	$1,127.42
Units outstanding	1,322.205
June 30, 2002:
Amount	$1,151.75
Units outstanding	1,322.205

The accompanying notes are an integral part of these combined statements.

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)—FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

	Three months ended 06/30/02	Three months ended 06/30/01	Six months ended 06/30/02	Six months ended 06/30/01
REVENUES
Trading Profit (Loss)
Net realized gains (losses)	$(30,628)	$49,033	$(405)	$59,601
Net option premiums	12,105	5,958	(547)	10,844
Net change in unrealized gains(losses) on open futures contracts	65,347	(39,882)	37,636	(85,080)
Net change in unexpired options	(20,850)	(26,925)	(20,850)	(11,800)

Total Trading Results	25,974	(11,816)	15,834	(26,435)
Gain on sale of U.S. Treasury Strip Securities	4,665	—	4,665	—
Interest income	23,808	25,551	49,095	51,797

Total Revenues	54,447	13,736	69,593	25,362

EXPENSES
Brokerage commissions	9,554	10,703	20,527	21,712
Administrative expenses	6,083	8,572	10,495	15,465
Management fees	3,748	4,211	8,025	8,533
Sponsor fees	2,816	3,165	6,028	6,412

Total Expenses	22,201	26,651	45,074	52,122

GAIN (LOSS) BEFORE ALLOCATION OF MINORITY INTEREST	32,245	(12,915)	24,519	(26,760)
ALLOCATION OF MINORITY INTEREST	(75)	583	437	1,185

NET GAIN (LOSS):	$32,170	$(12,332)	$24,956	$(25,575)

Limited Partners	$31,617	$(12,143)	$24,514	$(25,184)
General Partner	553	(189)	442	(392)
Net Gain (loss) per unit	24.33	(8.33)	19.46	(17.27)

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2002

FACE VALUE ($)/ CONTRACTS	SECURITY DESCRIPTION	CARRYING VALUE
	U.S. Treasury Securities (86.5%)
$1,380,000	U.S. Treasury Securities Stripped, Due 11/15/02	$1,347,061

	Total U.S. Treasury Securities, At Cost Plus Accrued Interest
	(Fair Value $ 1,373,531)	1,347,061

	Open Futures Contracts (2.3%)
	Long Positions—
2	Dec 02 CBT Bean Oil	756
3	Dec 02 CBOT Corn	950
1	Sep 02 CBT T-Bonds	2,453
2	Sep 02 CBT Tnote 10Y	5,406
2	Sep 02 CBT Tnote 5Y	4,000
2	Sep 02 CBT Tnote 2Y	3,922
3	Sep 02 LIF 3M Euro SF	2,211
5	Sep 02 Lif 3M Euribor	1,029
1	Aug 02 LME Copper US	765
1	Sep 02 LME Nickel US	(2,088)
1	Sep 02 FINEX Eur/JY	1,665
1	Sep 02 FINEX Eur/Aud	124
1	Dec 02 NYC Cotton	2,590
1	Sep 02 FINEX Eur/FX	5,813
3	Sep 02 FINEX Eur/DLR	5,613
1	Sep 02 IMM Swiss Frc	4,075
1	Sep 02 IMM JYEN	3,925
3	Sep 02 IMM S&P 500	5,525
2	Sep 02 SGX Mini JGB	1,665
5	Sep 02 SYD Tbill 90D	122
1	Sep 02 SFE 10Y T-Bond	623
4	Sep 02 SFE 3Y T-Bond	123
3	Sep 02 TIF Euroyen	(31)
2	Sep 02 EURX Eurobobl	2,381
1	Sep 02 EURX E-Bund	1,518
	Short Positions—
2	Oct 02 CSC Sugar 11	101
2	Call Jul 02 IMM S&P 500	(15,850)
2	Sep 02 IMM Mex Peso	2,025
1	Call Jul 02 IMM S&P 500	(5,000)
1	Sep 02 SMX Nikkei	586
1	Aug 02 IPE BRT Crude	(1,180)

	Total open futures contracts, at fair value	35,816

	Open forward contracts (.15%)
1	18 Sep 02 Singapore Dollar, at fair value
	(notional amount—$340,000)	2,360

	Total investments	1,385,237

Note:    Percentages in parentheses represent a percent of total net asset value.

FORM 10-Q         PART 1         ITEM 1         FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED SCHEDULE OF INVESTMENTS (AUDITED) AS OF DECEMBER 31, 2001

FACE VALUE ($)/ CONTRACTS	SECURITY DESCRIPTION	CARRYING VALUE
	U.S. Treasury Securities (87.1%)
$1,540,000	U.S. Treasury Securities Stripped, Due 11/15/02	$1,452,566
60,000	U.S. Treasury Securities Stripped, Due 2/15/02	59,499

	Total U.S. Treasury Securities, at Cost Plus Accrued Interest
	(Fair value $ 1,575,863)	1,512,065

	Open Futures Contracts (1.2%)
	Long Positions—
1	Mar 02 FINEX Euro/Japanese Yen Cross Rate	4,669
2	Mar 02 IMM S&P 500	3,150
2	Mar 02 CBOT 5-Year T-Note	1,305
2	Mar 02 IMM Euro Dollar	1,075
1	Mar 02 CBOT 2-Year T-Note	1,063
1	Mar 02 FINEX Swiss Franc/Japanese Yen Cross Rate	957
1	Mar 02 CBOT U.S. Treasury Bonds	(836)
3	Mar 02 LIFE 3-Month Euro Swiss Interest Rate	(829)
1	Mar 02 IMM Mexican Peso	813
1	Mar 02 SMX LT Bond	(570)
1	Mar 02 CSCE Sugar #11	(291)
1	20 Feb 02 L E Copper US	(206)
1	Mar 02 SYD 90-Day Banks Bills	(99)
	Short Positions—
1	Mar 02 IMM Japanese Yen	5,375
2	Mar 02 EUREX-EURO Bond	2,846
2	MAR 02 EUREX-EURO Bobl	1,740
1	MAR 02 FINEX Euro/British Pound Cross Rate	(874)
1	MAR 02 IMM Swiss Franc	(738)
1	MAR 02 SFE 10-Year Treasury Bond	570
3	MAR 02 CBOT Corn	475
1	MAR 02 CBOT Munipical Bond Index	344
2	MAR 02 SFE 3-Year Treasury Bond	312
3	MAR 02 CBOT Soybean Oil	210
3	MAR 02 TIFFE Euroyen	85
1	20 Feb 02 LME Copper US	31

	Total Open Futures Contracts, At Fair Value	20,577

	Open Forward Contracts (.1%)
1	20 Mar 02 Singapore Dollar, At Fair Value
	(Notional Amount—$170,000)	813

	Total Investments	1,533,455

Note:    Percentages in parentheses represent a percent of total net asset value.

EXHIBITS

None

PART II

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FOUR SEASONS FUND II L.P. (Registrant)

By:	JAMES RIVER MANAGEMENT CORP.
(General Partner)

By:	/s/ EDWARD M. JASINSKI
EDWARD M. JASINSKI Director of Fund Administration

Form 10-Q         Part 1         Item 2         Management’s Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001:

(A)
	June 30, 2002	June 30, 2001
PARTNERS’ CAPITAL	$1,522,845	$1,672,844

For the six month period ended June 30, 2002, Partners’ Capital decreased $212,888 due primarily to capital distributions of $59,237, capital withdrawals of $178,606 and operating expenses of $45,074. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities’ interest of $48,583. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a gain of $15,834 for the period ended June 30, 2002. Largest gains in futures trading were recognized in the trading of Japanese Yen and Euro currencies and largestlosses were recognized in S&P futures contracts and Aussie 3 year bonds.

In comparison, for the six month period ended June 30, 2001, Partners’ capital decreased $84,802 due primarily to capital distributions of $59,225, and operating expenses of $52,122. The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities’ interest of $48,446.

Net realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss $26,436 for the period ended June 30, 2001.

Largest losses in futures trading were recognized in the trading of S&P 500 futures contracts and U.S. 30 year bonds; largest gains were recognized in cotton and Eurodollar futures.

(B)
The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value. As of June 30, 2002, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $1,347,061 and the value of said securities at market value is $1,373,531. As of June 30, 2001, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $1,462,065 and the market value was $1,513,725.

(C)
The condensed consolidated financial statements include the accounts of Four Seasons Fund II LP (the “LP”) and the Four Seasons Trading Fund LP. James River Management Corp., a Delaware Corporation, is the general partner of the Partnership and the Trading Company and is a registered commodity pool operator. ED&F Man. International Inc. is the commodity broker for the Partnership. All trading activity of the Partnership and Trading Company (collectively the Fund) take place through the Trading Company. The remaining proceeds from the partnership’s initial public offering were used to purchase Zero coupon U.S. Treasury securities (the Guaranteed Distribution Pool)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.