Form 10-Q
period 2002-09-30
FOUR SEASONS FUND II L P
filed 2002-11-15
CIK 884180

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-21286

THE FOUR SEASONS FUND II L.P. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	# 54-1640874 (I.R.S. Employer Identification No.)

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

Yes	☒	No	☐

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001.

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
ASSETS:
Cash	$130,658	$—
Net Receivable From Commodity Broker:
Receivable For Cash Retained	200,574	255,047
Net Unrealized Gain (loss) on Open Futures Contracts	(17,691)	21,390
Net Unexpired Option Premiums	(13,800)	—
Receivable from General Partner	3,824	—
Accrued Interest Receivable	131	193
Other	470	355
U.S. Treasury Strip Securities (Cost plus Accrued interest)	1,368,414	1,512,065

TOTAL ASSETS	$1,672,580	$1,789,050

LIABILITIES:
Accrued Brokerage Commissions	$19,613	$21,683
Accrued Advisory Fees	2,760	5,793
Accrued Sponsor Fees	—	6,447
Distributions payable	4,000	—
Other Accrued Expenses	11,007	15,803

	37,380	49,726
Minority interest in Trading Company	4,756	3,591

TOTAL LIABILITIES	42,136	53,317

PARTNERS’ CAPITAL:
General Partner (22.717 units - 09/30/02) (22.717 units - 12/31/01)	28,013	26,631
Limited Partners (1299.4883 units - 09/30/02) (1457.909 units - 12/31/01)	1,602,431	1,709,102

TOTAL PARTNERS’ CAPITAL	1,630,444	1,735,733

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,672,580	$1,735,733

PARTNERSHIP UNITS OUTSTANDING	1,322.205	1,480.626

NET ASSET VALUE PER PARTNERSHIP UNIT	$1,233.12	$1,172.30

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001.

	9/30/02	9/30/01

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$132,554	$2,528
Adjustments To Reconcile Net Income To Net Cash Provided by (Used in) Operating Activities:
Net Change In Unrealized losses On Open Futures Contracts	39,080	29,996
Net Change In Unrealized Option Premiums	13,800	(14,400)
Accrued Interest From U.S. Treasury Strip Securities	(69,935)	(73,138)
Gain on Sale of U.S. Treasury Strip Securities	(4,665)	—
(Increase) Decrease In Operating Assets:
Net Receivable From Commodity Broker For Cash Retained	54,358	63,334
Net Receivable From Commodity Broker For Interest Receivable	62	653
Receivable from General Partner	(3,824)
Increase (Decrease) In Operating Liabilities:
Accrued Brokerage Commissions	(2,070)	(18,373)
Accrued Advisory Fees	(3,033)	(9,457)
Accrued Sponsor Fees	(6,447)	(6,649)
Other Accrued Expenses	(4,796)	10,791
Distributions Payable	4,000	—
Allocation of Income to Minority Interest	1,166	(1,129)

Net cash provided by (used in) operating activities	150,250	(15,846)

NET CASH FLOWS FROM FINANCING ACTIVITIES
Limited Partner Redemptions	(178,606)	—
Partner Distributions	(59,237)	(59,225)

Net cash used in financing activities	(237,843)	(59,225)

NET CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of U.S. Treasury Strip	60,000	60,000
Sale of U.S. Treasury Strip Securities	158,251	—

Net cash provided by investing activities	218,251	60,000

NET INCREASE (DECREASE) IN CASH	130,658	(15,071)
CASH AT BEGINNING OF PERIOD	—	18,013

CASH AT END OF PERIOD	130,658	2,942

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

	UNITS OF PARTNERSHIP INTEREST	LIMITED PARTNERS	GENERAL PARTNER	TOTAL

PARTNERS’ CAPITAL, DECEMBER 31, 2001	1,480.626	$1,709,102	$26,631	$1,735,733

Capital Distributions	—	(58,328)	(909)	(59,237)
Capital Withdrawals	(158.4207)	(178,606)	—	(178,606)
Net Income	—	130,263	2,291	132,554

PARTNERS’ CAPITAL, SEPTEMBER 30, 2002 (UNAUDITED)	1,322.205	$1,602,431	$28,013	$1,630,444

December 31, 2001:
Amount	$1,172.30
Units outstanding	1,480.626
September 30, 2002:
Amount	$1,233.12
Units outstanding	1,322.205

The accompanying notes are an integral part of these combined condensed statements.

FORM 10-Q     PART 1   ITEM 1     FINANCIAL STATEMENTS

THE FOUR SEASONS FUND II L.P.

COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30,  2001.

	Three months ended 09/30/02	Three months ended 09/30/01	Nine months ended 09/30/02	Nine months ended 09/30/01

REVENUES
Trading Profit (Loss)
Net realized gains (losses)	$144,244	$(45,353)	$143,839	$14,247
Net option premiums	37,725	(10,909)	37,178	(65)
Net change in unrealized gains (losses) on open futures contracts	(76,717)	55,084	(39,080)	(29,996)
Net change in unexpired options	7,050	26,200	(13,800)	14,400

Total Trading Results	112,303	25,022	128,137	(1,414)
Gain on sale of U.S. Treasury Strip Securities	0	0	4,665	0
Interest income	21,678	25,837	70,773	77,634

Total Revenues	133,981	50,859	203,574	76,220

Brokerage commissions	10,205	10,839	30,732	32,552
Management fees	4,017	4,269	12,042	12,802
Sponsor fees	3,019	3,177	9,047	9,590
Administrative expenses	7,539	4,415	18,034	19,880

Total Expenses	24,781	22,701	69,854	74,823

INCOME BEFORE ALLOCATION OF MINORITY INTEREST	109,200	28,158	133,720	1,397
ALLOCATION OF MINORITY INTEREST	(1,602)	(56)	(1,166)	1,129

NET INCOME:	$107,598	$28,102	$132,554	$2,526

Limited Partners	$105,749	$27,671	$130,263	$2,487
General Partner	1,849	431	2,291	39
Net income (loss) per unit	81.38	18.98	100.83	1.71

The accompanying notes are an integral part of these combined condensed financial statements.

EXHIBITS

None

PART II

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FOUR SEASONS FUND II L.P.Z
(Registrant)

By	JAMES RIVER MANAGEMENT CORP.

(General Partner)

By	EDWARD M. JASINSKI

Director of Fund Administration

Form 10-Q   Part 1  Item 2   Management’s Discussion

THE FOUR SEASONS FUND II L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001:

(A)
	SEPT 30, 2002	SEPT 30, 2001

PARTNERS’ CAPITAL	$1,630,444	$1,700,946

For the nine month period ended September 30, 2002, Partners’ Capital decreased $105,289 due primarily to capital distributions of $59,237, capital withdrawals of $178,606 and operating expenses of  $69.854.  The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities’ interest of $69,935. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a gain of $8,092 for the period ended September 30, 2002.  Largest gains in futures trading were recognized in the trading of Ten-year notes, Five-year CBOT notes, and US Treasury bond futures, while largest losses were recognized in the trading of S&P500 futures contracts.

In comparison, for the nine month period ended September 30, 2001, Partners’ Capital decreased $56,699 due primarily to capital distributions of $59,225, and operating expenses of $74,823.  The decrease in capital resulting from capital distributions and operating expenses was partially offset by the U.S. Treasury Strip Securities’ interest of $73,138. Realized and unrealized results from the trading of futures, options on futures, and currency forwards amounted to a loss of $1,414 for the period ended September 30, 2001.  Largest losses in futures trading were recognized in the trading of S&P500 futures and Lite crude oil and  Heating oil futures contracts.

(B)

The U.S. Treasury Strip Securities are valued at the lower of cost plus accrued interest or market value.  As of September 30, 2002, the cost plus accrued interest value (as shown on the Combined Statement of Financial Condition) of the U.S. Treasury Strip Securities is $1,368,414 and the value of said securities at market value is $1,377,843. As of September 30, 2001, the value of the U.S. Treasury Strip Securities at cost plus accrued interest was $1,486,757 and the market value was $1,543,999.

(C)

The condensed consolidated financial statements include the accounts of Four Seasons Fund II LP (the “LP”) and the Four Seasons Trading Fund LP.  James River Management Corp., a Delaware Corporation, is the general partner of the Partnership and the Trading Company and is a registered commodity pool operator. ED&F Man. International Inc. is the commodity broker for the Partnership.  All trading activity of the Partnership and Trading Company (collectively the Fund) take place through the Trading Company. The remaining proceeds from the partnership’s initial public offering were used to purchase Zero coupon U.S. Treasury securities (the Guaranteed Distribution Pool).

Effective November 15, 2002, the final Zero coupon US Treasury security matures, and effective November 30, 2002 the Trading Fund L.P. and the L.P. will cease operations and distributions of capital will be allocated to the remaining partners of record.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results for the year ending November 30, 2002 (Cessation of Operations). The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Form 10-Q Part 2 Item 5 Other Information

In connection with the closing of Arthur Andersen LLP, James River Management Corp., the general partner, has engaged Ernst & Young LLP as their independent auditors for any future accounting.